Form 10-Q
period 2021-06-30
Elliott Opportunity II Corp.
filed 2021-08-16
CIK 1843862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

.

ELLIOTT OPPORTUNITY II CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	001-40549	98-1581385
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification Number)
Phillips Point, East Tower
777 S. Flagler Drive, Suite 1000
West Palm Beach,
FL 33401
(Address of principal executive offices, including zip code)
(212)
974-6000
Registrant’s Telephone Number, Including Area Code
Not Applicable
(Former name or former address, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares included as part of the Units, par value $0.0001 per share	EOCW	The New York Stock Exchange
Redeemable warrants to acquire one Class A ordinary share included as part of the Units	EOCW WS	The New York Stock Exchange
Units, each consisting of one Class A ordinary share and one-fourth of a redeemable warrant to acquire one Class A ordinary share	EOCW.U	The New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of
Regulation S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in
Rule 12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of August
13
, 2021, 60,950,000 Class A ordinary shares, par value $0.0001 per share, and 15,237,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

ELLIOTT OPPORTUNITY II CORP.
Form
10-Q
For the Quarter Ended June 30, 2021
Table of Contents

Page
Part I. Financial Information	1
Item 1. Financial Statements	1
Unaudited Condensed Balance Sheet as of June 30, 2021	1
Unaudited Condensed Statements of Operations for the three-months ended June 30, 2021 and for the period from February 1, 2021 (inception) through June 30, 2021	2
Unaudited Condensed Statement of Changes in Shareholder’s Equity for the period from February 1, 2021 (inception) through June 30, 2021	3
Unaudited Condensed Statement of Cash Flows for the period from February 1, 2021 (inception) through June 30, 2021	4
Notes to Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	19
Item 4. Controls and Procedures	19
Part II. Other Information	19
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	19
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safely Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	20
Part III. Signatures	22

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
ELLIOTT OPPORTUNITY II CORP.
(FORMERLY KNOWN AS WOOD HILL OPPORTUNITY CORP.)
CONDENSED BALANCE SHEET

June 30, 2021
(unaudited)
Assets:
Cash	$4,000,013
Prepaid expenses	26,800

Total current assets	4,026,813
Deferred offering costs	911,766
Cash held in Trust Account	12,190,000

Total assets	$17,128,579

Liabilities and Shareholder’s Equity
Accrued offering costs and expenses	$639,455
Promissory Note - Related Party	286,378
Private placement proceeds received in advance	16,190,000

Total current liabilities	17,115,833

Commitments and Contingencies

Shareholder’s Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 15,237,500 shares issued and outstanding (1)	1,524
Additional paid-in capital	23,476
Accumulated deficit	(12,254)

Total shareholder’s equity	12,746

Total Liabilities and Shareholder’s Equity	$17,128,579

(1)
Includes up to 1,987,500 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). As a result of the underwriter’s election to fully exercise their over-allotment option on July 1, 2021, the founder shares and representative shares are no longer subject to forfeiture (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ELLIOTT OPPORTUNITY II CORP.
(FORMERLY KNOWN AS WOOD HILL OPPORTUNITY CORP.)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended June 30, 2021	For the period from February 1, 2021 (inception) through June 30, 2021
Formation cost	$—	$12,267

Income (loss) from Operations	—	(12,267)

Other income:
Interest earned on cash held in bank	13	13

Total other income	13	13

Net income (loss)	$13	$(12,254)

Basic and diluted weighted average shares outstanding (1)	13,250,000	13,250,000

Basic and diluted net income per ordinary share	$0.00	$0.00

(1)
Excludes up to 1,987,500 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). As a result of the underwriter’s election to fully exercise their over-allotment option on July 1, 2021, the founder shares and representative shares are no longer subject to forfeiture (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ELLIOTT OPPORTUNITY II CORP.
(FORMERLY KNOWN AS WOOD HILL OPPORTUNITY CORP.)
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY
FOR THE PERIOD FROM FEBRUARY 1, 2021 (INCEPTION) THROUGH JUNE 30, 2021
(UNAUDITED)

	Class A Ordinary shares		Class B Ordinary shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Equity
Balance as of February 1, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	15,237,500	1,524	23,476	—	25,000
Net loss	—	—	—	—	—	(12,267)	(12,267)

Balance as of March 31, 2021 (unaudited)	—	$—	15,237,500	$1,524	$23,476	$(12,267)	$12,733
Net income	—	—	—	—	—	13	13

Balance as of June 30, 2021 (unaudited)	—	$—	15,237,500	$1,524	$23,476	$(12,254)	$12,746

(1)
Includes up to 1,987,500 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). As a result of the underwriter’s election to fully exercise their over-allotment option on July 1, 2021, the founder shares and representative shares are no longer subject to forfeiture (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ELLIOTT OPPORTUNITY II CORP.
(FORMERLY KNOWN AS WOOD HILL OPPORTUNITY CORP.)
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM FEBRUARY 1, 2021 (INCEPTION) THROUGH JUNE 30, 2021
(UNAUDITED)

Cash flows from operating activities:
Net loss	$(12,254)
Adjustments to reconcile net loss to net cash provided by operating activities:
Formation cost paid by Sponsor	9,152
Changes in operating assets and liabilities:
Prepaid expenses	(26,800)
Accrued expenses	29,915

Net cash provided by operating activities	13

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(12,190,000)

Net cash used in investing activities	(12,190,000)

Cash Flows from Financing Activities:
Proceeds from sale of private placement warrants received in advance	16,190,000

Net cash provided by financing activities	16,190,000

Net change in cash	16,190,000
Cash, beginning of period	—

Cash, end of the period	$4,000,013

Supplemental disclosure of cash flow information:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$15,848

Deferred offering costs paid by promissory note – related party	$286,378

Accrued offering costs	$609,540

The accompanying notes are an integral part of these unaudited condensed financial statements.

ELLIOTT OPPORTUNITY II CORP.
(FORMERLY KNOWN AS WOOD HILL OPPORTUNITY CORP.)
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2021
Note 1 — Organization and Business Operations
Elliott Opportunity II Corp. (formerly known as Wood Hill Opportunity Corp., the “Company”) was incorporated as a Cayman Islands exempted company on February 1, 2021. The Company was incorporated for the purpose of effecting a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or assets (the “Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to the Business Combination with it.
As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation and preparation for the Initial Public Offering (the “Public Offering” or “IPO”) as described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income
in the form of interest income from the proceeds derived from the Initial Public Offering as described below. The Company has selected December 31 as its fiscal year end.
The Company’s sponsor is Elliott Opportunity Sponsor II L.P., a Delaware limited partnership (the “Sponsor”). The registration statement for the Company’s IPO was declared effective on June 28, 2021 (the “Effective Date”). Subsequent to June 30, 2021, on July 1, 2021, the Company consummated the IPO of 60,950,000 units (the “Units”), which includes the full exercise by the underwriters of the over-allotment option to purchase an additional 7,950,000 Units, at $10.00 per unit, generating gross proceeds of $609,500,000, which is discussed in Note 3. Simultaneously with the closing of the IPO, the Company consummated the sale of 10,793,333 warrants to the Sponsor (the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $16,190,000, which is discussed in Note 4. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at $11.50 per share.
Transaction costs of the IPO amounted to $34,479,266, comprised of $12,190,000 of underwriting discount, $21,332,500 of deferred underwriting discount, and $956,766 of other offering costs, and of which $1,033,942 were allocated to expense associated with the warrant liability.
Following the closing of the IPO on July 1, 2021, $609,500,000 (approximately $10.00 per Unit) from the net proceeds of the sale of the Units in the IPO, including a portion of the proceeds from the sale of the Private Placement Warrants, was deposited in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and may only be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under
the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay taxes, if any, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account (1) to the Company, until the completion of the initial Business Combination, or (2) to the public shareholders, until the earliest of (a) the completion of the initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations, (b) the redemption of any public shares properly tendered in connection with a (A) shareholder vote to amend the amended and restated memorandum and articles of association to modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 24 months from the closing of the Initial public offering (the “Combination Period”), or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares or pre-initial business combination activity, and (c) the redemption of the public shares if the Company has not consummated the initial Business Combination within 24 months from the closing of the Initial public offering. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if the Company has not consummated an initial Business Combination within the Combination Period, with respect to such Class A ordinary shares so redeemed. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public shareholders.
The Company will provide its public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially approximately $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations).
The Company will have 24 months from July 1, 2021, the closing of the IPO, to complete the initial Business Combination (the “Combination Period”). However, if the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days, redeem the public shares, at a per-share price, payable
in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to consummate an initial Business Combination within 24 months from the closing of the Public Offering.
The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their founder shares and public shares they hold in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to any founder shares and any public shares purchased during or after the Public Offering in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) that would modify the substance or timing of the Company’s obligation to provide holders of the Company’s Class A ordinary shares the right to have their shares redeemed in connection with its initial Business Combination or to redeem 100% of its public shares if the Company does not complete its initial Business Combination within 24 months from the closing of the Public Offering, (B) with respect to any other provision relating to the rights of holders of the Company’s Class A ordinary shares or pre-initial business combination
activity and , (iii) waive their rights to liquidating distributions from the Trust Account with respect to any founder shares or private placement warrants they hold if the Company fails to consummate the Business Combination within 24 months from the closing of the Public Offering (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within 24 months from the closing of the Public Offering).
The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (excluding the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay the Company’s tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Company’s sponsor will not be responsible to the extent of any liability for such third-party claims. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
Liquidity and Capital Resources
As of June 30, 2021 the Company had $4.0 million in cash which included $4.0 million of working capital from the proceeds of the sale of private warrants received on June 30, 2021 in advance of the IPO which closed on July 1, 2021. The Company’s liquidity needs up to June 30, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the founder shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5).
After consummation of the IPO on July 1, 2021, the Company had approximately $4.0 million in its operating bank account, and working capital of approximately $2.2 million. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). To date, there were no amounts outstanding under any Working Capital Loans.
Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
Risks and Uncertainties
Management continues to evaluate the impact of
the COVID-19 pandemic
and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to
Form 10-Q and
Article 10 of
Regulation S-X of
the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Prospectus which contains the initial audited financial statements and notes thereto for the period from February 1, 2021 (inception) to February 1, 2021 as filed with the SEC on June 30, 2021. The interim results for the three months ended June 30, 2021 and for the period from February 1, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.
Emerging Growth Company Status
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth
companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021.
Marketable Securities Held in Trust Account
At June 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds which invest U.S. Treasury securities.
Deferred Offering Costs
The Company complies with the requirements of the FASB ASC
340-10-S99-1.
Deferred offering costs consist of accounting and legal expenses incurred through the balance sheet date that are directly related to the Proposed Public Offering. Offering costs are allocated to the separable financial instruments to be issued in the Proposed Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities will be expensed and offering costs associated with the Class A ordinary shares will be charged to shareholder’s equity upon the completion of the Proposed Public Offering.
Net Loss Per Share
Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 1,987,500 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Notes 5 and 8). At June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.
The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured
and reported at fair value at each reporting period, and
non-financial
assets and liabilities that are
re-measured
and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2	Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
Ordinary Shares Subject to Possible Redemption
As of June 30, 2021, there were no Class A
ordinary shares issued or outstanding. The Company will account for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption will be classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as shareholder’s equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption will presented at redemption value as temporary equity, outside of the shareholder’s equity section of the Company’s condensed balance sheets.
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at
each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based
on whether or not
net-cash settlement
or conversion of the instrument could be required within 12 months of the balance sheet date.
Warrant Liability
The Company will account for the 22,983,333
warrants issued in connection with the Proposed Public Offering and Private Placement in accordance with the guidance contained in FASB ASC 815-40-15 whereby warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company will classify the warrant instrument as a liability at fair value. This liability will be re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of warrants will be estimated using an internal valuation model. Our valuation model will utilize inputs such as assumed share prices, volatility, discount factors and other assumptions and may not be reflective of the price at which they can be settled.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Recent Accounting Pronouncements
In August 2020, the FASB issued
ASU 2020-06, Debt-Debt
with Conversion and Other Options
(Subtopic 470-20) and
Derivatives and Hedging-Contracts in Entity’s Own Equity
(Subtopic 815-40): Accounting
for Convertible Instruments and Contracts in an Entity’s Own Equity
(“ASU 2020-06”), which
simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted
ASU 2020-06 from
the Company’s inception on February 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
Note 3 — Initial Public Offering
Public Units
On July 1, 2021, the Company sold 60,950,000 Units, which includes the full exercise by the underwriters of the over-allotment option to purchase an additional 7,950,000 Units, at a purchase price of $10.00 per Unit (see Note 8). Each Unit consists of one share of Class A ordinary share, and one-fourth of
one redeemable warrant (the “Public Warrants”).
Public Warrants
Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and in the case of any such issuance to the Company’s sponsor or its affiliates, without taking into account any founder shares held by the Company’s sponsor or such affiliates, as applicable, prior to such issuance (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s ordinary shares during the 20 trading day period starting on the trading day after the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $
9.20
per share, then the

exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $
10.00
and $
18.00
per share redemption trigger prices described adjacent to “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively. The warrants will become exercisable on the later of 12 months from the closing of the Initial public offering or 30 days after the completion of its initial Business Combination, and will expire five years after the completion of the Company’s initial Business Combination at, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.
The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants, and it will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement; provided that if the Company’s Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so appoints, the Company will not be required to file or maintain in effect a registration statement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the
60th
day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00
Once the warrants become exercisable, the Company may call the warrants for redemption (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and

•
if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted share sub-divisions, share
capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period
ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00
Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•
at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of Class A ordinary shares to be determined by reference to the redemption date and the “fair market value” of the Company’s Class A ordinary shares (as defined below);

•
if, and only if, the closing price of our Class A ordinary shares equals or exceeds $10.00 per public share (as adjusted per share subdivisions, share dividends, reorganizations, recapitalizations and the like) on the trading day before the Company sends the notice of redemption to the warrant holders.

The “fair market value” of the Class A ordinary shares shall mean the volume-weighted average price of the Class A ordinary shares for the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. This redemption feature differs from the typical warrant redemption features used in other blank check offerings. The Company will provide the warrant holders with the final fair market value no later than one business day after the 10-day trading period
described above ends. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 Class A ordinary shares per warrant (subject to adjustment).
Note 4 — Private Placement
Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 10,793,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $16,190,000, in a private placement. A portion of the proceeds from the private placement was added to the proceeds from the IPO held in the Trust Account (see Note 8).
Except as described below, the private placement warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in the Initial public offering. The private placement warrants (including the Class A ordinary shares issuable upon exercise of the private placement warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination to the Company’s officers and directors and other persons or entities affiliated with the initial purchasers of the private placement warrants) and they will not be redeemable by the Company so long as they are held by its sponsor or its permitted transferees. The Company’s sponsor, or its permitted transferees, has the option to exercise the private placement warrants on a cashless basis. The Private Placement Warrants will be non-redeemable and exercisable
on a cashless basis so long as they are held by the sponsor. If the Private Placement Warrants are held by holders other than the sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the units being sold in the Initial public offering.
The Sponsor, officers and directors have agreed to waive their redemption rights with respect to their Founder Shares and any public shares purchased during or after the Initial public offering in connection with (i) the completion of the initial Business Combination and (ii) a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) that would modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period, or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares or pre-initial business combination
activity, and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete its initial Business Combination within the Combination Period. In addition, the Company’s Sponsor, officers, and directors have agreed to vote any founder shares and public shares purchased during or after the Initial public offering in favor of the Company’s initial Business Combination.
Note 5 — Related Party Transactions
Founder Shares
On February 1, 2021, the initial shareholders paid $25,000, or approximately $0.002 per share, to cover for certain formation costs and offering costs in consideration for which they received 14,375,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On June 28, 2021, the Company effected a stock dividend of 0.2 shares per outstanding share, which increased the Founder Shares outstanding to 15,237,500, including an aggregate of up to 1,987,500 Founder Shares subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. All shares have been restated retroactively. As a result of the underwriters’ election to fully exercise their over-allotment option on July 1, 2021, none of the Founder Shares are subject to forfeiture any longer (see Note 8).
The initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the date of the consummation of the initial Business Combination, or (ii) subsequent to the initial Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations,
reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period
commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the public shareholders having the right to exchange their ordinary shares for cash, securities or other property.
Promissory Note — Related Party
On February 1, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial public offering. These loans are non-interest bearing, unsecured
and are due at the earlier of December 31, 2021 or the closing of the Initial public offering. As of June 30, 2021, the Company had $286,378 outstanding, under the promissory note with the Company’s sponsor. The Company repaid the Sponsor in full on July 23, 2021 (see Note 8).
Working Capital Loans
In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-business combination company at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of June 30, 2021, the Company had no borrowings under the Working Capital Loans.
Administrative Service Fee
Commencing on the date that the Company’s securities are first listed, the Company will pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s founding team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of June 30, 2021, no administrative fees had been recorded or paid.
Note 6 — Commitments and Contingencies
Registration Rights
The holders of the founder shares, private placement warrants, Class A ordinary shares underlying the private placement warrants and warrants that may be issued upon conversion of working capital loans (and any Class A ordinary shares issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of working capital loans) will be entitled to registration rights pursuant to a registration and shareholder rights agreement to be signed prior to or on the effective date of the Initial public offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The underwriter had a
45-day
option from the date of the IPO to purchase up to an aggregate of 7,950,000 additional Units at the public offering price less the underwriting commissions to cover over-allotments, if any. On July 1, 2021, the underwriter fully exercised its over-allotment option (see Note 8).
The underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Public Offering, or $21,332,500 in the aggregate. The deferred fee will be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.

Note 7 — Shareholder’s Equity
Preferred Shares
 — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
 — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At June 30, 2021, there were no shares issued and outstanding.
Class
 B Ordinary Shares
 — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary shares. As of June 30, 2021, there were 15,237,500 shares of Class B ordinary shares issued or outstanding, including up to 1,987,500 that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part). As a result of the underwriters’ election to fully exercise of their over-allotment option on July 1, 2021, the 1,987,500 shares were no longer subject to forfeiture (see Note 8).
Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on matters submitted to a vote of the Company’s shareholders except as required by law. Unless specified in the Company’s amended and restated memorandum and articles of association, or as required by applicable provisions of the Companies Act or applicable stock exchange rules, the affirmative vote of a majority of the Company’s ordinary shares that are voted is required to approve any such matter voted on by its shareholders.
The Class B ordinary shares will automatically convert into Class A ordinary shares on the first business day following the consummation of the initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis,
20% of the sum of the total number of ordinary shares issued and outstanding upon the consummation of the Initial public offering, plus the sum of the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination (net of any redemptions of Class A ordinary shares by public shareholders), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, members of the Company’s founding team or any of their affiliates upon conversion of Working Capital Loans. Any conversion of Class B ordinary shares described herein will take effect as a compulsory redemption of Class B ordinary shares and an issuance of Class A ordinary shares as a matter of Cayman Islands law. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.
Note 8 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
On July 1, 2021, the Company consummated the IPO of 60,950,000 units (the “Units”), which includes the full exercise by the underwriters of the over-allotment option to purchase an additional 7,950,000 Units, at $10.00 per unit, generating gross proceeds of $609,500,000. Simultaneously with the closing of the IPO, the Company consummated the sale of 10,793,333 warrants to the Sponsor (the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $16,190,000. Transaction costs of the IPO amounted to $34,479,266, comprised of $12,190,000 of underwriting discount, $21,332,500 of deferred underwriting discount, and $956,766 of other offering costs, and of which $1,033,942 were allocated to expense associated with the warrant liability.
On July 23, 2021, the Company paid the $286,378 balance on the promissory note to the Sponsor.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “Elliott Opportunity II Corp.,” “our,” “us” or “we” refer to Elliott Opportunity II Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.
Overview
We are a newly organized blank check company incorporated on February 1, 2021 as a Cayman Islands exempted company with a business purpose to effect a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or assets (the “Business Combination”).
Our sponsor is Elliott Opportunity Sponsor II L.P., a Delaware limited partnership (the “Sponsor”). The registration statement for our initial public offering was declared effective on June 28, 2021. On July 1, 2021, we consummated our initial public offering (the “Initial Public Offering”) of 60,950,000 Units, which includes the full exercise by the underwriters of the over-allotment option to purchase an additional 7,950,000 Units, at $10.00 per unit, generating gross proceeds of $609,500,000. Transaction costs of the Initial Public Offering amounted to $34,479,266, comprised of $12,190,000 of underwriting discount, $21,332,500 of deferred underwriting discount, and $956,766 of other offering costs, and of which $1,033,942 were allocated to expenses associated with the warrant liability.
Substantially concurrently with the closing of the Initial Public Offering, we completed the private sale (the “Private Placement”) of 10,793,333 warrants (the “Private Placement Warrants”) to our Sponsor at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds of $16,190,000.
Upon the closing of the Initial Public Offering and the Private Placement, $609,500,000 ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a U.S.-based trust account (the “Trust Account”) at UBS Financial Services Inc., maintained by Continental Stock Transfer & Trust Company, acting as trustee, and was invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations.
Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.
We will have 24 months from the closing of the Initial Public Offering, or July 1, 2023, to complete the initial Business Combination (the “Combination Period”). However, if we are unable to complete the initial Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay the income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their Founder Shares and Public Shares they hold in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to any Founder Shares and any Public Shares purchased during or after the Initial Public Offering in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of the Public Shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period, (B) with respect to any other provision relating to the rights of holders of our Public Shares or pre-initial business
combination activity and, (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares or Private Placement Warrants they hold if we fail to consummate the initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if we fail to complete our initial Business Combination within the Combination Period). In the event of any such liquidating distribution from the Trust Account, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the Initial Public Offering price per Unit in the Initial Public Offering.
Liquidity and Capital Resources
As of June 30, 2021 we had $4.0 million in cash which included $4.0 million from the proceeds of the sale of private warrants received on June 30, 2021 in advance of the IPO which closed on July 1, 2021. Prior to the completion of the Initial Public Offering, our liquidity needs have been satisfied through receipt of $25,000, or approximately $0.002 per share, from the initial shareholders to cover certain offering costs in consideration for the Founder Shares, and the loan under an unsecured promissory note from the Sponsor of up to $300,000. The promissory note from the Sponsor had a balance outstanding as of June 30, 2021 of $286,378.
After consummation of the IPO on July 1, 2021, we had approximately $4.0 million in our operating bank account, and working capital of approximately $2.2 million.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. To date, there were no amounts outstanding under any Working Capital Loans.
Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds to pay existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
Risks and Uncertainties
Management continues to evaluate the impact of
the COVID-19 pandemic
and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Results of Operations
As of June 30, 2021, we had not commenced any operations. All activity for the period from February 1, 2021 (inception) through June 30, 2021 relates to our formation and the Initial Public Offering. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in
the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the period from February 1, 2021 (inception) to June 30, 2021, we had net loss of approximately $12,000, which consisted of formation costs. For the three months ended June 30, 2021, we had a net income of $13 consisting of interest income on the operating bank account.
Contractual Obligations
We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.
Administrative Services Agreement
Commencing on the date that our securities are first listed on the New York Stock Exchange, we agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our founding team. Upon completion of the initial Business Combination or our liquidation, we will cease paying such monthly fees. As of June 30, 2021, nothing has been accrued or paid.
Registration Rights
The holders of the Founder Shares, Private Placement Warrants, Class A ordinary shares underlying the Private Placement Warrants and Warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and Warrants that may be issued upon conversion of Working Capital Loans) will be entitled to registration rights pursuant to a registration and shareholder rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of the initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
On July 1, 2021, we paid an underwriting discount of 2% of the per Unit offering price, or approximately $12,190,000 million in the aggregate at the closing of the Initial Public Offering, and the underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Initial Public Offering, or $21,332,500 in the aggregate. The deferred fee will be payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an initial Business Combination, subject to the terms of the underwriting agreement.
Critical Accounting Policies
Deferred Offering Costs
The Company complies with the requirements of the FASB ASC
340-10-S99-1.
Deferred offering costs consist of accounting and legal expenses incurred through the balance sheet date that are directly related to the Proposed Public Offering. Offering costs are allocated to the separable financial instruments to be issued in the Proposed Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities will be expensed and offering costs associated with the Class A ordinary shares will be charged to shareholder’s equity upon the completion of the Proposed Public Offering.
Ordinary Shares Subject to Possible Redemption
The Company will account for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption will be classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as shareholder’s equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption will presented at redemption value as temporary equity, outside of the shareholder’s equity section of the Company’s condensed balance sheets.
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at
each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based
on whether or not
net-cash settlement
or conversion of the instrument could be required within 12 months of the balance sheet date.
Warrant Liability
The Company will account for the 22,983,333 warrants issued in connection with the Proposed Public Offering and Private Placement in accordance with the guidance contained in FASB
ASC 815-40-15
whereby warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company will classify the warrant instrument as a liability at fair. This liability will be re-measured
at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of warrants will be estimated using an internal valuation model. Our valuation model will utilize inputs such as assumed share prices, volatility, discount factors and other assumptions and may not be reflective of the price at which they can be settled.
Off-Balance
Sheet Arrangements
As of June 30, 2021, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
Inflation
We do not believe that inflation had a material impact on our business, revenues or operating results during the period presented.
Emerging Growth Company Status
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth
companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our
co-chief
executive officers and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our
co-chief
executive officers and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form
10-Q
are any of the risks described in our final prospectus relating to the Initial Public Offering dated June 28, 2021 filed with the SEC on June 30, 2021 (the “Prospectus”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On February 1, 2021, our initial shareholders purchased 10,062,500 shares of Class B common stock for a capital contribution of $25,000 and we subsequently issued to our initial shareholders an additional 4,312,500 Class B ordinary shares, or approximately $0.002 per share. Subsequently such Class B ordinary shares were transferred to the Sponsor. Prior to the Initial Public Offering, our Sponsor transferred 75,000 Class B ordinary shares to each of our independent directors, 375,000 in the aggregate. On June 28, 2021, we issued an additional 862,500 shares to the Sponsor in connection with the increase in the size of the Initial Public Offering, resulting in an aggregate of 15,237,500 Class B ordinary shares issued and outstanding, of which up to 1,987,500 shares were subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. Prior to the closing of the Initial Public Offering, the underwriters exercised their over-allotment option in full; hence, none of the Class B ordinary shares are subject to forfeiture and the Sponsor holds 14,862,500 Class B ordinary shares. Prior to the initial investment in the company of $25,000 by our initial shareholders, the Company had no assets, tangible or intangible. The per share price was determined by dividing the amount of cash contributed to the company by the number of Class B ordinary shares issued.
Our Sponsor is an accredited investor for purposes of Rule 501 of Regulation D. Each of the equity holders in our Sponsor is an accredited investor under Rule 501 of Regulation D. The sole business of our Sponsor is to act as the Company’s sponsor in connection with this offering. The limited partnership agreement of our Sponsor provides that its partnership interests may only be transferred to our officers or directors or other persons affiliated with our Sponsor, or in connection with estate planning transfers.
Simultaneous with the consummation of the Initial Public Offering and the issuance and sale of the Units, pursuant to the Private Placement Warrants Purchase Agreement, we completed the private sale of an aggregate of 10,793,333 warrants, each exercisable to purchase one share of Class A Common Stock at $11.50 per share (the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant, generating total proceeds of $16,190,000 (the “Private Placement”). The Private Placement Warrants, which were purchased by the Sponsor, are substantially similar to the Public Warrants, except that if held by the Sponsor or their respective permitted transferees, they (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption under certain redemption scenarios and (iii) subject to certain limited exceptions, will be subject to transfer restrictions until 30 days following the consummation of the Company’s initial business combination. If the Private Placement Warrants are held by holders other than the Sponsor or their respective permitted transferees, the Private Placement Warrants will be redeemable by the Company under all redemption scenarios and exercisable by holders on the same basis as the Public Warrants. The Private Placement Warrants have been issued pursuant to, and are governed by the Warrant Agreement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Co-Chief Executive Officers (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Co-Chief Executive Officers (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit Number	Description

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

By:	/s/ Steven Barg
	Name:	Steven Barg
	Title:	Chief Financial Officer
Dated: August 13, 2021