Form 10-Q
period 2021-09-30
Elliott Opportunity II Corp.
filed 2021-11-22
CIK 1843862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 22, 2021, 60,950,000 Class A ordinary shares, par value $0.0001 per share, and 15,237,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

ELLIOTT OPPORTUNITY II CORP.

Form 10-Q

For the Quarter Ended September 30, 2021

Table of Contents

Page

Part I. Financial Information
Item 1. Financial Statements	1
Unaudited Condensed Balance Sheet as of September 30, 2021	1
Unaudited Condensed Statements of Operations for the three-months ended September 30, 2021 and for the period from February 1, 2021 (inception) through September 30, 2021	2
Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the period ended September 30, 2021	3
Unaudited Condensed Statement of Cash Flows for the period from February 1, 2021 (inception) through September 30, 2021	4
Notes to Unaudited Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	22
Item 4. Controls and Procedures	22
Part II. Other Information	22
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Mine Safely Disclosures	23
Item 5. Other Information	23
Item 6. Exhibits	23
Part III. Signatures	25

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ELLIOTT OPPORTUNITY II CORP.

CONDENSED BALANCE SHEET

September 30, 2021
(unaudited)
Assets
Current assets:
Cash	$1,484,565
Prepaid Expenses	863,171

Total Current Assets	2,347,736
Cash and marketable securities held in Trust Account	609,558,244
Prepaid Expenses	626,106

Total assets	$612,532,086

Liabilities and Shareholders’ Deficit
Current liabilities:
Accrued offering costs and expenses	$600,644
Due to related party	30,000

Total current liabilities	630,644
Warrant Liability	32,251,904
Deferred underwriting fee	21,332,500

Total liabilities	54,215,048

Commitments and contingencies
Class A ordinary shares subject to possible redemption, 60,950,000 at redemption value of $10.00 at September 30, 2021	609,500,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 15,237,500 issued and outstanding	1,524
Additional paid-in capital	—
Accumulated deficit	(51,184,486)

Total shareholders’ deficit	(51,182,962)

Total Liabilities and Shareholders’ deficit	$612,532,086

The accompanying notes are an integral part of these unaudited condensed financial statements.

ELLIOTT OPPORTUNITY II CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months ended September 30, 2021	For the period from February 1, 2021 (Inception) to September 30, 2021
Formation and operating costs	$348,223	$360,490

Loss from operations	(348,223)	(360,490)

Other income (expense)
Interest income on marketable securities held in Trust Account	58,244	58,244
Interest earned on cash held in bank	1,140	1,153
Offering costs allocated to warrants	(1,053,836)	(1,053,836)
Fair value in excess of proceeds from sale of private warrants	(188,584)	(188,584)
Change in fair value of warrant liabilities	1,979,159	1,979,159

Total other income	796,123	796,136

Net income	$447,900	$435,646

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	60,950,000	23,171,074

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.01	$0.01

Weighted average shares outstanding, Class ordinary shares	15,237,500	14,005,579

Basic and diluted net income per share, Class B ordinary shares	$0.01	$0.01

The accompanying notes are an integral part of these unaudited condensed financial statements.

ELLIOTT OPPORTUNITY II CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD ENDED SEPTEMBER 30, 2021

(UNAUDITED)

	Class A Ordinary Share		Class B Ordinary Share		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)

Balance as of February 1, 2021	—	$—	—	$—	$—	$—	$—
Class B Ordinary Shares Issued to Sponsor	—	—	15,237,500	1,524	23,476	—	25,000
Net loss	—	—	—	—	—	(12,267)	(12,267)

Balance as of March 31, 2021	—	—	15,237,500	1,524	23,476	(12,267)	12,733
Net income	—	—	—	—	—	13	13

Balance as of June 30, 2021	—	—	15,237,500	1,524	23,476	(12,254)	12,746
Sale of 60,950,000 Units net of underwriting discount and offering expenses and fair value of public warrants	60,950,000	6,095	—	—	557,850,297	—	557,856,392
Class A ordinary shares subject to redemption	(60,950,000)	(6,095)	—	—	(557,873,773)	(51,620,132)	(609,500,000)
Net income	—	—	—	—	—	447,900	447,900

Balance as of September 30, 2021	—	$—	15,237,500	$1,524	$—	$(51,184,486)	$(51,182,962)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ELLIOTT OPPORTUNITY II CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD ENDED SEPTEMBER 30, 2021

(UNAUDITED)

Cash flows from operating activities:
Net Income	$435,646
Adjustments to reconcile net income to net cash used in operating activities:
Formation costs paid by Sponsor	12,267
Interest earned on cash and marketable securities held in Trust Account	(58,244)
Offering costs allocated to warrants	1,053,837
Fair value in excess of proceed from sale of private warrants	188,584
Change in fair value of warrant liability	(1,979,159)
Changes in operating assets and liabilities:
Prepaid assets	(863,171)
Other assets	(626,106)
Accrued expenses	20,144
Due to related party	30,000

Net cash used in operating activities	(1,786,202)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(609,500,000)

Net cash used in investing activities	(609,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discount	597,310,000
Proceeds from sale of Private Placement Warrants	16,190,000
Payment of promissory note	(286,377)
Payment of offering costs	(442,856)

Net cash provided by financing activities	612,770,767

Net change in cash	1,484,565
Cash, beginning of period	—

Cash, end of the period	$1,484,565

Supplemental disclosure of cash flow information:
Initial classification of ordinary shares subject to possible redemption	$609,500,000

Offering costs in accrued offering costs and expenses	$580,500

Deferred underwriters’ discount payable charged to additional paid-in capital	$21,332,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

ELLIOTT OPPORTUNITY II CORP.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation and preparation for the Initial Public Offering (the “Public Offering” or “IPO”) as described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Elliott Opportunity Sponsor II L.P., a Delaware limited partnership (the “Sponsor”). The registration statement for the Company’s IPO was declared effective on June 28, 2021 (the “Effective Date”). On July 1, 2021, the Company consummated the IPO of 60,950,000 units (the “Units”), which included the full exercise by the underwriters of the over-allotment option to purchase an additional 7,950,000 Units, at $10.00 per unit, generating gross proceeds of $609,500,000, which is discussed in Note 4.

Simultaneously with the closing of the IPO, the Company consummated the sale of 10,793,333 warrants to the Sponsor (the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $16,190,000, which is discussed in Note 5. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at $11.50 per share.

Transaction costs of the IPO amounted to $34,844,966, comprised of $12,190,000 of underwriting discount, $21,332,500 of deferred underwriting discount, and $1,322,466 of other offering costs, and of which $1,053,837 were allocated to expense associated with the warrant liability.

Following the closing of the IPO on July 1, 2021, $609,500,000 (approximately $10.00 per Unit) from the net proceeds of the sale of the Units in the IPO, including a portion of the proceeds from the sale of the Private Placement Warrants, was deposited in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and is only invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay taxes, if any, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account (1) to the Company, until the completion of the initial Business Combination, or (2) to the public shareholders, until the earliest of (a) the completion of the initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations, (b) the redemption of any public shares properly tendered in connection with a (A) shareholder vote to amend the amended and restated memorandum and articles of association to modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 24 months from the closing of the Initial public offering (the “Combination Period”), or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares or pre-initial business combination activity, and (c) the redemption of the public shares if the Company has not consummated the initial Business Combination within 24 months from the closing of the Initial public offering. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if the Company has not consummated an initial Business Combination within the Combination Period, with respect to such Class A ordinary shares so redeemed. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public shareholders.

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

Liquidity and Capital Resources

As of September 30, 2021 the Company had approximately $1.5 million in cash, and approximately $1.7 million of working capital.

The Company’s liquidity needs up to September 30, 2021 were satisfied through a capital contribution from the Sponsor of $25,000 (see Note 6) for the founder shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000, which was repaid in full on July 23, 2021 (see Note 6). Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 6). To date, there were no amounts outstanding under any Working Capital Loans.

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

Note 2 — Restatement of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate its previously reported financial statement. The Company previously determined the ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per ordinary share while also taking into consideration its charter’s requirement that a redemption cannot result in net tangible assets being less than $5,000,001. Upon review of its financial statements for the period ended September 30, 2021, the Company reevaluated the classification of the ordinary share and determined that the ordinary share issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC 480-10-S99. Therefore, management concluded that the carrying value should include all ordinary shares subject to possible redemption, resulting in the ordinary share subject to possible redemption being classified as temporary equity in its entirety. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the ordinary share subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), retained earnings (accumulated deficit) and ordinary share.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the restatement on the Company’s financial statements is reflected in the following table:

	As Previously Reported	Adjustment	As Restated
Balance Sheet as of July 1, 2021 (as per form 8-K filed on July 8, 2021)

Ordinary shares subject to possible redemption at redemption value	$551,985,510	$57,514,490	$609,500,000
Ordinary share Class A, $0.0001 par value	575	(575)	—
Ordinary share Class B, $0.0001 par value	1,524	—	1,524
Additional Paid in Capital	6,239,588	(6,239,588)	—
Accumulated Deficit	(1,241,686)	(51,274,327)	(52,516,013)

Total Stockholders’ Equity (Deficit)	$5,000,001	$(57,514,490)	$(52,514,489)

Number of shares subject to redemption	55,198,551	5,751,449	60,950,000

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Prospectus which contains the initial audited financial statements and notes thereto for the period from February 1, 2021 (inception) to February 1, 2021 as filed with the SEC on June 30, 2021. The interim results for the three months ended September 30, 2021 and for the period from February 1, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Marketable Securities Held in Trust Account

At September 30, 2021, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less and in money market funds which invest in U.S. Treasury securities.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the FASB ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred and are presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A ordinary shares were charged to temporary equity upon the completion of the Initial Public Offering.

Ordinary Shares Subject to Possible Redemption

All of the Class A Ordinary Shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s charter. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at September 30, 2021, all of the Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

The Class A ordinary shares subject to possible redemption reflected on the balance sheet as of September 30, 2021 is reconciled in the following table:

Gross Proceeds	$609,500,000
Less:
Proceeds allocated to public warrants	(17,852,479)
Class A ordinary shares issuance costs	(33,791,129)
Plus:
Accretion of carrying value to redemption value	51,643,608

Class A ordinary shares subject to possible redemption	$609,500,000

Net Income per Ordinary Share

The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the outstanding warrants to purchase 26,030,833 Class A ordinary shares in the calculation of diluted income per share, since their exercise is contingent upon future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary share:

	Three Months Ended September 30, 2021		For the period from February 1, 2021 (Inception) to September 30, 2021
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income	$358,320	$89,580	$271,525	$164,121

Denominator:
Weighted average shares outstanding	60,950,000	15,237,500	23,171,074	14,005,579

Basic and diluted net income per share	$0.01	0.01	$0.01	0.01

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

See Note 8 for additional information on assets and liabilities measured at fair value.

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

Warrant Liability

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Note 4, Note 5 and Note 8) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Condensed Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Condensed Statement of Operations in the period of change.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts.

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

Note 4 — Initial Public Offering

Public Units

On July 1, 2021, the Company sold 60,950,000 Units, which includes the full exercise by the underwriters of the over-allotment option to purchase an additional 7,950,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A ordinary share, and one-fourth of one redeemable warrant (the “Public Warrants”).

Public Warrants

Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and in the case of any such issuance to the Company’s sponsor or its affiliates, without taking into account any founder shares held by the Company’s sponsor or such affiliates, as applicable, prior to such issuance (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s ordinary shares during the 20 trading day period starting on the trading day after the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices described adjacent to “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively. The warrants will become exercisable on the later of 12 months from the closing of the Initial public offering or 30 days after the completion of its initial Business Combination, and will expire five years after the completion of the Company’s initial Business Combination at, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

Note 5 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 10,793,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $16,190,000, in a private placement. A portion of the proceeds from the private placement was added to the proceeds from the IPO held in the Trust Account.

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

Note 6 — Related Party Transactions

Founder Shares

On February 1, 2021, the initial shareholders paid $25,000, or approximately $0.002 per share, to cover for certain formation costs and offering costs in consideration for which they received 14,375,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On June 28, 2021, the Company effected a stock dividend of 0.2 shares per outstanding share, which increased the Founder Shares outstanding to 15,237,500, including an aggregate of up to 1,987,500 Founder Shares subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. All shares have been restated retroactively. As a result of the underwriters’ election to fully exercise their over-allotment option on July 1, 2021, none of the Founder Shares are subject to forfeiture any longer.

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

Promissory Note — Related Party

On February 1, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial public offering. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2021 or the closing of the Initial public offering. The Company repaid the Sponsor in full on July 23, 2021. As of September 30, 2021, the note is no longer available to be drawn upon.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-business combination company at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on the date that the Company’s securities are first listed, the Company will pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s founding team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of September 30, 2021, $30,000 administrative fees had been accrued as due to related party.

Note 7 — Commitments and Contingencies

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

Underwriting Agreement

The underwriter had a 45-day option from the date of the IPO to purchase up to an aggregate of 7,950,000 additional Units at the public offering price less the underwriting commissions to cover over-allotments, if any. On July 1, 2021, the underwriter fully exercised its over-allotment option.

The underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Public Offering, or $21,332,500 in the aggregate. The deferred fee will be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.

Note 8 — Fair Value Measurements

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Liabilities:
Public Warrants Liability	$16,761,250	$16,761,250	—	$—
Private Placement Warrants Liability	15,490,654	—	—	15,490,654

	$32,251,904	$16,761,250	$—	$15,490,654

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis.

The Company established the initial fair value of the Public Warrants on July 1, 2021, the date of the Company’s Initial Public Offering, using an Option Pricing Method, incorporating a barrier option simulation through a modified Black Scholes framework, and as of September 30, 2021 by using the associated trading price of the Public Warrants. The Company established the initial fair value of the Private Placement Warrants on January 8, 2021 and on September 30, 2021 by using a Black-Scholes option pricing method. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. The Public Warrants were subsequently classified as Level 1, as the subsequent valuation was based upon the trading price of the Public Warrants.

The key inputs into the Black Scholes option pricing methods for the Private Warrants were as follows at initial measurement and at September 30, 2021:

Inputs	July 1, 2021 (Initial Measurement)	September 30, 2021
Risk-free interest rate	1.4%	1.0%
Expected term remaining (years)	5.0	5.0
Expected volatility	30.1%	21.7%
Implied Stock price	$9.60	$9.60
Exercise price	$11.50	$11.50

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs is summarized as follows:

Warrant Liabilities
Fair Value as of February 1, 2021 (inception)	$—
Initial measurement on July 1, 2021	34,231,063
Change in fair value of Warrants	(1,979,159)
Transfer of Public Warrants to Level 1	(16,761,250)

Fair Value as of September 30, 2021	$15,490,654

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs.

The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on September 30, 2021 are as follows:

Fair Value as of September 30, 2021
U.S. Treasury Securities	609,555,135

$609,555,135

Note 9 — Shareholders’ Equity

Preferred Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At September 30, 2021, there were no shares issued and outstanding, excluding 60,950,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary shares. As of September 30, 2021, there were 15,237,500 shares of Class B ordinary shares issued or outstanding.

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Our sponsor is Elliott Opportunity Sponsor II L.P., a Delaware limited partnership (the “Sponsor”). The registration statement for our initial public offering was declared effective on June 28, 2021. On July 1, 2021, we consummated our initial public offering (the “Initial Public Offering”) of 60,950,000 Units, which includes the full exercise by the underwriters of the over-allotment option to purchase an additional 7,950,000 Units, at $10.00 per unit, generating gross proceeds of $609,500,000. Transaction costs of the Initial Public Offering amounted to $34,844,966, comprised of $12,190,000 of underwriting discount, $21,332,500 of deferred underwriting discount, and $1,322,466 of other offering costs, and of which $1,053,837 were allocated to expenses associated with the warrant liability.

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

Liquidity and Capital Resources

As of September 30, 2021 we had approximately $1.5 million in cash, and working capital of approximately $1.7 million. Prior to the completion of the Initial Public Offering, our liquidity needs have been satisfied through receipt of $25,000, or approximately $0.002 per share, from the initial shareholders to cover certain offering costs in consideration for the Founder Shares, and the loan under an unsecured promissory note from the Sponsor of up to $300,000. The promissory note from the Sponsor was paid in full on July 23, 2021.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Results of Operations

All activity for the period from February 1, 2021 (inception) through September 30, 2021 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination candidate. Except as set forth in the immediately preceding sentence, we have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from February 1, 2021 (inception) to September 30, 2021, we had net income of approximately $0.4 million. We incurred approximately $0.4 million of formation and operating, consisting mostly of general and administrative expenses. The Company also recorded unrealized gain in change in fair value of warrant liabilities of approximately $2.0 million, offering costs allocated to warrants of approximately $1.1 million, loss on sale of Private Placement Warrants of approximately $0.2 million, and interest income from trust and operating account amounting to $58,244 and $1,153, respectively.

For the three months ended September 30, 2021, we had a net income of approximately $0.4 million. We incurred approximately $0.3 million of formation and operating costs. The Company also recorded unrealized gain in change in fair value of warrant liabilities of approximately $2.0 million, loss on sale of Private Placement Warrants of approximately $0.2 million, offering costs allocated to warrants of approximately $1.1 million, and interest income from trust and operating account amounting to $58,244 and $1,140, respectively.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Services Agreement

Commencing on the date that our securities are first listed on the New York Stock Exchange, we agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our founding team. Upon completion of the initial Business Combination or our liquidation, we will cease paying such monthly fees. For the three months ended September 30, 2021, $30,000 has been accrued as due to related party.

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

Critical Accounting Policies

Ordinary Shares Subject to Possible Redemption

All of the Class A Ordinary Shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s charter. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at September 30, 2021, all of the Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

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

Warrant Liability

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Note 4, Note 5 and Note 8) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Condensed Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Condensed Statement of Operations in the period of change.

Net Income per Ordinary Share

The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the outstanding warrants to purchase 26,030,833 Class A ordinary shares in the calculation of diluted income per share, since their exercise is contingent upon future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 from the Company’s inception on February 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

We do not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our co-chief executive officers and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our co-chief executive officers and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due to the material weakness identified related to accounting for complex financial instruments, as described below, which constitutes a material weakness in our internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Regarding the restatement to Company’s balance sheet included on the Company’s Form 8-K, as filed with the SEC on July 21, 2021, certain redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A common stock in permanent equity. The Company restated its financial statements to classify all Class A common stock as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. In connection with the preparation of this Quarterly report, and as a result of recent SEC guidance, management has identified a material weakness in internal controls related to the accounting for complex financial instruments, as described in Note 2 to the accompanying unaudited financial statements. Although we have processes to identify and appropriately apply applicable accounting requirements, in light of this material weakness and the resulting restatements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

In connection with the recent restatement of our financial statements, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to a material weakness in internal control over financial reporting solely related to our accounting for complex financial instruments. If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

After consultation with our independent registered public accounting firm and our management team, our audit committee concluded that it was appropriate to restate our previously issued audited balance sheet as of July 1, 2021 filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2021. As part of such process, we identified a material weakness in our internal control over financial reporting, solely related to our accounting for complex financial instruments.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We expect to take steps to remediate the material weakness, but there is no assurance that any remediation efforts will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 1, 2021, our initial shareholders purchased 10,062,500 shares of Class B ordinary share for a capital contribution of $25,000 and we subsequently issued to our initial shareholders an additional 4,312,500 Class B ordinary shares, or approximately $0.002 per share. Subsequently such Class B ordinary shares were transferred to the Sponsor. Prior to the Initial Public Offering, our Sponsor transferred 75,000 Class B ordinary shares to each of our independent directors, 375,000 in the aggregate. On June 28, 2021, we issued an additional 862,500 shares to the Sponsor in connection with the increase in the size of the Initial Public Offering, resulting in an aggregate of 15,237,500 Class B ordinary shares issued and outstanding, of which up to 1,987,500 shares were subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. Prior to the closing of the Initial Public Offering, the underwriters exercised their over-allotment option in full; hence, none of the Class B ordinary shares are subject to forfeiture and the Sponsor holds 14,862,500 Class B ordinary shares. Prior to the initial investment in the company of $25,000 by our initial shareholders, the Company had no assets, tangible or intangible. The per share price was determined by dividing the amount of cash contributed to the company by the number of Class B ordinary shares issued.

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

Simultaneous with the consummation of the Initial Public Offering and the issuance and sale of the Units, pursuant to the Private Placement Warrants Purchase Agreement, we completed the private sale of an aggregate of 10,793,333 warrants, each exercisable to purchase one share of Class A ordinary share at $11.50 per share (the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant, generating total proceeds of $16,190,000 (the “Private Placement”). The Private Placement Warrants, which were purchased by the Sponsor, are substantially similar to the Public Warrants, except that if held by the Sponsor or their respective permitted transferees, they (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption under certain redemption scenarios and (iii) subject to certain limited exceptions, will be subject to transfer restrictions until 30 days following the consummation of the Company’s initial business combination. If the Private Placement Warrants are held by holders other than the Sponsor or their respective permitted transferees, the Private Placement Warrants will be redeemable by the Company under all redemption scenarios and exercisable by holders on the same basis as the Public Warrants. The Private Placement Warrants have been issued pursuant to, and are governed by the Warrant Agreement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Co-Chief Executive Officers (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Co-Chief Executive Officers (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

Dated: November 22, 2021