Form 10-Q/A
period 2021-09-30
Elliott Opportunity II Corp.
filed 2021-11-23
CIK 1843862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
Amendment No. 1

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
22
, 2021, 60,950,000 Class A ordinary shares, par value $0.0001 per share, and 15,237,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

EXPLANATORY NOTE
Elliott Opportunity II Corp. is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the period ended September 30,
2021
, originally filed with the U.S. Securities and Exchange Commission on November 22, 2021, for the sole purpose of filing the required XBRL reporting.

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

ELLIOTT OPPORTUNITY II CORP.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD ENDED SEPTEMBER 30, 2021
(UNAUDITED)

	Class A Ordinary Share		Class B Ordinary Share		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)

Balance as of February 1, 2021	—	$—	—	$—	$—	$—	$—
Class B Ordinary Shares Issued to Sponsor	—	—	15,237,500	1,524	23,476	—	25,000
Net loss	—	—	—	—	—	(12,267)	(12,267)

Balance as of March 31, 2021	—	—	15,237,500	1,524	23,476	(12,267)	12,733
Net income	—	—	—	—	—	13	13

Balance as of June 30, 2021	—	—	15,237,500	1,524	23,476	(12,254)	12,746
Sale of 60,950,000 Units net of underwriting discount and offering expenses and fair value of public warrants	60,950,000	6,095	—	—	557,850,297	—	557,856,392
Class A ordinary shares subject to redemption	(60,950,000)	(6,095)	—	—	(557,873,773)	(51,620,132)	(609,500,000)
Net income	—	—	—	—	—	447,900	447,900

Balance as of September 30, 202 1	—	$—	15,237,500	$1,524	$—	$(51,184,486)	$(51,182,962)

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
Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination
.
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
Note 2 — R
estatement

of Previously Issued Financial Statements
I
n connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate its previously reported financial statement. The Company previously determined the ordinary shares subject to possible redemption to be equal to the redemption value o
f $10.00 per ordinary share while also taking into consideration its charter’s requirement that a redemption cannot result in net tangible assets being less than $5,000,001. Upon review of its financial statements for the period ended September 30, 2021, the Company reevaluated the classification of the ordinary share and determined that the ordinary share issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC
480-10-S99.
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
There has been no change in the Company’s total assets, liabilities or operating results.
The impact of the restatement on the Company’s financial statements is reflected in the following table:

	As Previously Reported	Adjustment	A s Restate d
Balance Sheet as of July 1, 202 1 (as per form 8-K filed on July 8, 2021)
Ordinary shares subject to possible redemption at redemption value	$551,985,510	$57,514,490	$609,500,000
Ordinary share Class A, $0.0001 par value	575	(575)	—
Ordinary share Class B, $0.0001 par value	1,524	—	1,524
Additional Paid in Capital	6,239,588	(6,239,588)	—
Accumulated Deficit	(1,241,686)	(51,274,327)	(52,516,013)

Total Stockholders’ Equity (Deficit)	$5,000,001	$(57,514,490)	$(52,514,489)

Number of shares subject to redemption	55,198,551	5,751,449	60,950,000

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

•	in whole and not in part;

•	at a price of $ 0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and

•
if, and only if, the closing price of the Class A ordinary shares equals or exceeds $
18.00
per share (as adjusted
share sub-divisions, share
capitalizations, reorganizations, recapitalizations and the like) for any
20
trading days
within a
30
-trading day period
ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00
Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•
at $
0.10
per warrant upon a minimum of
30
days’ prior written notice of redemption, provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of Class A ordinary shares to be determined by reference to the redemption date and the “fair market value” of the Company’s Class A ordinary shares (as defined below);

•
if, and only if, the closing price of our Class A ordinary shares equals or exceeds $
10.00
per public share (as adjusted per share subdivisions, share dividends, reorganizations, recapitalizations and the like) on the trading day before the Company sends the notice of redemption to the warrant holders.

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
Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Co-Chief Executive Officers (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Co-Chief Executive Officers (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q/A report to be signed on its behalf by the undersigned hereunto duly authorized.

By:	/s/ Steven Barg
Name: Steven Barg
Title: Chief Financial Officer
Dated: November 22, 2021