Form 10-Q
period 2022-03-31
Elliott Opportunity II Corp.
filed 2022-05-16
CIK 1843862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day
s.    Yes  ☒    No  ☐
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
As of May 16, 2022
, 60,950,000 Class A ordinary shares, par value $0.0001 per share, and 15,237,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

ELLIOTT OPPORTUNITY II CORP.
Form 10-Q
For the Quarter Ended March 31, 2022

Page
Part I. Financial Information
Item 1. Financial Statements
Balance Sheet as of March 31, 2022 (unaudited) and December 31, 2021 (audited)	1
Unaudited Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from February 1, 2021 (Inception) to March 31, 2021	2
Unaudited Condensed Statement of Changes in Shareholders’ Deficit for the three months ended March 31, 2022 and for the period from February 1, 2021 (Inception) to March 31, 2021	3
Unaudited Condensed Statement of Cash Flows for the three months ended March 31, 2022 and for the period from February 1, 2021 (Inception) to March 31, 2021	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	24
Item 4. Controls and Procedures	24
Part II. Other Information
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safely Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	25
Part III. Signatures	27

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
ELLIOTT OPPORTUNITY II CORP.
CONDENSED BALANCE SHEET

	March 31, 2022 (Unaudited)	December 31, 2021 Audited
Assets
Current assets:

Cash	$543,131	$720,480
Prepaid expenses	843,280	856,416

Total Current Assets	1,386,411	1,576,896

Prepaid expenses - noncurrent	205,622	413,554
Investment held in Trust Account	609,659,396	609,610,629

TOTAL ASSETS	$611,251,429	$611,601,079

Liabilities and Shareholders’ Deficit
Current liabilities:
Accrued expenses	$1,250,953	$1,252,721
Due to related party	90,000	60,000

Total Current Liabilities	1,340,953	1,312,721

Deferred underwriters’ discount	21,332,500	21,332,500
Warrant liability	15,630,930	28,176,791

Total liabilities	38,304,383	50,822,012

Commitments and contingencies (Note 7)
Class A ordinary shares subject to possible redemption, 60,950,000 at redemption value of $10.00 at March 31, 2022 and December 31, 2021, respectively	609,500,000	609,500,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 60,950,000 shares subject to possible redemption) at March 31, 2022 and December 31, 2021, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 15,237,500 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	1,524	1,524
Additional paid-in capital		—
Accumulated deficit	(36,554,478)	(48,722,457)

Total Shareholders’ deficit	(36,552,954)	(48,720,933)

Total Liabilities and Shareholders’ Deficit	$611,251,429	$611,601,079

The accompanying notes are an integral part of these unaudited condensed financial statements.

ELLIOTT OPPORTUNITY II CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31, 2022	For the period from February 1, 2021 (Inception) to March 31, 2021
Formation and operating costs	$426,919	$12,267

Loss from operations	(426,919)	(12,267)

Other income:
Interest earned on investment held in Trust Account	48,767	—
Interest earned on cash held in bank account	270	—
Change in fair value of warrant liability	12,545,861	—
Total other income	12,594,898	—

Net income	$12,167,979	$—
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption	60,950,000	—
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.16	$—

Weighted average shares outstanding of Class B ordinary shares	15,237,500	13,250,000
Basic and diluted net income per share, Class B ordinary shares	$0.16	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ELLIOTT OPPORTUNITY II CORP.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(UNAUDITED)

	Class A		Class B		Additional		Total
	Ordinary shares		Ordinary shares		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2022	—	$—	15,237,500	$1,524	$—	$(48,722,457)	$(48,720,933)
Net income	—	—	—	—	—	12,167,979	12,167,979

March 31, 2022	—	$—	15,237,500	$1,524	$—	$(36,554,478)	$(36,552,954)

ELLIOTT OPPORTUNITY II CORP.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE PERIOD FROM FEBRUARY 1, 2021 (INCEPTION) TO MARCH 31, 2021
(UNAUDITED)

	Class A		Class B		Additional		Total
	Ordinary shares		Ordinary shares		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of February 1, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	15,237,500	1,524	23,476	—	25,000
Net loss	—	—	—	—	—	(12,267)	(12,267)

March 31, 2021	—	$—	15,237,500	$1,524	$23,476	$(12,267)	$12,733

The accompanying notes are an integral part of these unaudited condensed financial statements.

ELLIOTT OPPORTUNITY II CORP.
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31, 2022	For the period from February 1, 2021 (Inception) to March 31, 2021
Cash flows from operating activities:
Net income (loss)	$12,167,979	$(12,267)
Adjustments to reconcile net income to net cash used in operating activities:
Formation cost paid by Sponsor	—	9,152
Interest earned on marketable securities held in Trust Account	(48,767)	—
Offering costs allocated to warrants	—	—
Change in fair value of warrant liability	(12,545,861)	—
Changes in operating assets and liabilities:
Prepaid expense	221,068	—
Accrued expenses	(1,768)	3,115
Due to related party	30,000	—

Net cash used in operating activities	(177,349)	—

Net change in cash	(177,349)	—
Cash, beginning of period	720,480	—

Cash, end of the period	$543,131	$—

Supplemental disclosure of cash flow information:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$15,848

Deferred offering costs paid by promissory note – related party	$—	$149,483

Accrued offering costs	$—	$475,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

OPPORTUNITY II CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
(UNAUDITED)
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
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from February 1, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and investments held in the Trust Account from the proceeds derived from the Initial public offering (as defined below). The Company has selected December 31 as its fiscal year end.
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
Liquidity and Capital Resources
As of March 31, 2022 and December 31, 2021 the Company had approximately $0.5 million and $0.7 million in cash, respectively, and approximately $0.05 million and $0.3 million in working capital, respectively, which excludes taxes payable as such amounts can be paid from the interest earned in the Trust Account. As of March 31, 2022 and December 31, 2021, approximately $0.16 million and $0.11 million, respectively, of the amount on deposit in investment held in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.
The Company’s liquidity needs up to its IPO were satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the founder shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000, which was repaid in full on July 23, 2021 (see Note 5). Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). To date, there were no amounts outstanding under any Working Capital Loans.
The Company received a commitment letter dated March 30, 2022 that confirms the Sponsor will commit to provide periodic financial support to the Company at the request of the Company, sufficient for it to satisfy its obligations as they come due until the earlier of: (a) the completion of the initial Business Combination, or (b) liquidation. Any such support will be repaid to the Sponsor by the Company upon the completion of the Initial Business Combination or upon liquidation.
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
The United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 —Significant Accounting Policies
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report Form
10-K
filed with the SEC on April 14, 2022.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.
Investment Held in Trust Account
As of March 31, 2022, investment in the Company’s Trust Account consisted of cash of $847 and U.S. Treasury Securities of $609,658,549 with a maturity date of June 30, 2022. As of December 31, 2021, investment in the Company’s Trust Account consisted of cash of $1,396 and U.S. Treasury Securities of $609,609,233 which matured on March 31, 2022. The Company classifies its U.S. Treasury Securities as held-to-maturity
in accordance with FASB ASC Topic 320 “Investments – Debt and Equity Securities”.
Held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on March 31, 2022 are as follows:

	Carrying Value as of March 31, 2022	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of March 31, 2022
Cash	$847	$—	$—	$847
U.S. Treasury Securities	609,658,549	45,916	—	609,704,465

	$609,659,396	$45,916	$—	$609,705,312

The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on December 31, 2021are as follows:

	Carrying Value as of December 31, 2021	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
Cash	$1,396	$—	$—	$1,396
U.S. Treasury Securities	609,609,233	—	(30,488)	609,578,745

	$609,610,629	$—	$(30,488)	$ 609,580,141

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
redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at March 31, 2022 and December 31, 2021, all of the Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

The Class A ordinary shares subject to possible redemption reflected on the balance sheet as of March 31, 2022 and December 31, 202
1
is reconciled in the following table:

Gross Proceeds from IPO	$609,500,000
Less:
Proceeds allocated to public warrants	(17,852,479)
Class A ordinary shares issuance costs	(33,791,129)
Plus:
Remeasurement of carrying value to redemption value	51,643,608

Class A ordinary shares subject to possible redemption	$609,500,000

Net Income (loss) per Ordinary Share
The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the outstanding warrants to purchase 26,030,833
Class A ordinary shares in the calculation of diluted income (loss) per share for the three months ended March 31, 2022, since their exercise is contingent upon future events. There were no outstanding warrants during the period February 1, 2021 (Inception) to March 31, 2021. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods. The tables below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary share:

	Three Months Ended March 31, 2022
	Class A	Class B
Basic and diluted net income per common share
Numerator:

Allocation of net income (loss)	$9,734,383	$2,433,596

Denominator:
Weighted average shares outstanding	60,950,000	15,237,500

Basic and diluted net income per share	$0.16	$0.16

	For the period from February 1, 2021 (Inception) to March 31, 2021
	Class A	Class B
Basic and diluted net loss per common share
Numerator:
Allocation of net income (loss)	$—	$(12,267)

Denominator:
Weighted average shares outstanding	—	13,250,000

Basic and diluted net income per share	$—	$(0.00)

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
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU
2020-06
on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
The Company’s management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.
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
Promissory Note — Related Party
On February 1, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial public offering. These loans are non-interest
bearing, unsecured and are due at the earlier of December 31, 2021 or the closing of the Initial public offering. The Company had borrowed $286,377 under the promissory note and it repaid the Sponsor in full on July 23, 2021. As of
March 31, 2022 and
December 31, 2021, the note is no longer available to be drawn upon.
Working Capital Loans
In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-business combination company at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of
March 31, 2022 and
December 31, 2021, the Company had no borrowings under the Working Capital Loans.
Administrative Service Fee
The Company pays the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s founding team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022, $
30,000
in administrative fee expense was incurred by the Company. At March 31, 2022 and December 31, 2021, $90,000 and $60,000, respectively, in administrative fees, had been accrued as due to related party.
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
The underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Public offering, or $ 21,332,500 in the aggregate. The deferred fee will be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.
Note 7 — Fair Value Measurements
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Assets:
Cash and Investments Held in Trust Account	$609,659,396	$609,659,396	$—	$—

	$609,659,396	$609,659,396	$—	$—
Liabilities:
Public Warrants Liability	$9,139,453	$9,139,453	$—	$—
Private Placement Warrants Liability	6,491,477	—	—	6,491,477

	$15,630,930	$9,139,453	$—	$6,491,477

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Assets:

Cash and Investments Held in Trust Account	$609,610,629	$609,610,629	$—	$—

	$609,610,629	$609,610,629	$—	$—

Liabilities:
Public Warrants Liability	$16,304,125	$16,304,125	$—	$—
Private Placement Warrants Liability	11,872,666	—	—	11,872,666

	$28,176,791	$16,304,125	$—	$11,872,666

The Warrants are accounted for as liabilities in accordance with
ASC 815-40 and
are presented within warrant liabilities on the Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis.
The Company established the initial fair value of the Public Warrants on July 1, 2021, the date of the Company’s Initial Public Offering, using an Option Pricing Method, incorporating a barrier option simulation through a modified Black Scholes framework, and as of March 31, 2022 and December 31, 2021 by using the associated trading price of the Public Warrants. The Company established the initial fair value of the Private Placement Warrants on January 8, 2021 and on March 31, 2022 and December 31, 2021 by using a Black-Scholes option pricing method. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. The Public Warrants were subsequently classified as Level 1, as the subsequent valuation was based upon the trading price of the Public Warrants.
The key inputs into the Black Scholes option pricing methods for the Private Warrants were as follows:

Inputs	March 31, 2022	December 31, 2021	July 1, 2021 (Initial Measurement)
Risk-free interest rate	2.4%	1.3%	1.4%
Expected term remaining (years)	5.0	5.0	5.0
Expected volatility	8.9%	17.1%	30.1%
Implied Stock price	$9.78	$9.77	$9.60
Exercise price	$11.50	$11.50	$11.50
There were no transfers to/from Level 1, 2 and 3 during the three months ended March 31, 2022. The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs is summarized as follows for the period from February 1, 2021 (Inception) to December 31, 2021:

Warrant Liabilities
Fair Value as of December 31, 2021	$11,872,666
Change in fair value of Warrants	(5,381,189)

Fair Value as of March 31, 2022	$6,491,477

Note 8 — Shareholders’ Deficit
Preferred Shares
 — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no preference shares issued and outstanding.
Class
 A Ordinary Shares
 — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were no shares issued and outstanding, excluding 60,950,000 shares subject to possible redemption.
Class
 B Ordinary Shares
 — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary shares. As of March 31, 2022 and December 31, 2021, there were 15,237,500 shares of Class B ordinary shares issued or outstanding.
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
Overview
We are a newly organized blank check company incorporated on February 1, 2021, as a Cayman Islands exempted company with a business purpose to effect a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or assets (the “Business Combination”).
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
Liquidity and Capital Resources
As of March 31, 2022, we had approximately $0.5 million in cash and a working capital of $0.05 million. As of December 31, 2021 we had approximately $0.7 million in cash, and working capital of approximately $0.3 million. Prior to the completion of the Initial Public Offering, our liquidity needs have been satisfied through receipt of $25,000 from the initial shareholders to cover certain offering costs in consideration for the Founder Shares, and the loan under an unsecured promissory note from the Sponsor of up to $300,000. The promissory note from the Sponsor was paid in full on July 23, 2021. Post our IPO, our liquidity needs have been satisfied through proceeds from the Private Placement Warrants.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of March 31, 2022 and December 31, 2021, we had no amounts outstanding under any Working Capital Loans. The Company received a commitment letter dated March 30, 2022 that confirms the Sponsor will commit to provide periodic financial support to the Company at the request of the Company, sufficient for it to satisfy its obligations as they come due until the earlier of: (a) the completion of the Initial Business Combination, or (b) liquidation. Any such support will be repaid to the Sponsor by the Company upon the completion of the Initial Business Combination or upon liquidation.
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
The United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Results of Operations
All activity for the period from February 1, 2021 (inception) through March 31, 2022 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination candidate. Except as set forth in the immediately preceding sentence, we have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest.
We will generate non-operating income in the
form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended March 31, 2022, we had net income of $12,167,979, which consisted of formation and operating expenses of $426,919 offset by interest income from investment in Trust Account and cash of $49,037 and gain from change in fair market value of warrants of $12,545,861. For the period from February 1, 2021 (inception) to December 31, 2021, we had net income of $2,897,675, which consisted of formation and operating expenses of $2,026,369, offering costs related to warrants of $1,053,836, fair value in excess of proceeds from private warrants of $188,584 offset by interest income of $112,192 and gain from change in fair market value of warrant liabilities of $6,054,272.
For the three months ended March 31, 2021, we had a net loss of $12,267 which consisted of formation costs.
Contractual Obligations
We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities other than deferred underwriting fee of $21,332,500, warrant liabilities of $15,630,930 and amounts owed to our Sponsor for administrative services of $90,000.
Administrative Services Agreement
We pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our founding team. Upon completion of the initial Business Combination or our liquidation, we will cease paying such monthly fees. For the three months ended March 31, 2022, we incurred a total of $30,000 in administrative services.
The Company had no administrative service fee during the period from February 1, 2021 (Inception) to March 31, 2021.
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
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU
2020-06
on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
The Company’s management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.
Off-Balance
Sheet Arrangements
As of March 31, 2022, we did not
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
Under the supervision and with the participation of our co-chief executive officers and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended March 31, 2022, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report, due to a (i) need to classify warrants and (ii) misapplication of accounting guidance for complex financial instruments and accruals.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 1A.	Risk Factors.
Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form
10-Q
are any of the risks described in our Annual Form
10-K
filed with the SEC on April 14, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our Business Combination and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on the business, investments and results of our operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Business Combination and results of operations.
On March 30, 2022, the SEC issued proposed rules (the “2022 Proposed Rules”) relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These 2022 Proposed Rules, if adopted, whether in the form proposed or in revised form, and certain positions and legal conclusions expressed by the SEC in connection with the 2022 Proposed Rules may materially adversely affect our ability to negotiate and complete our Business Combination and may increase the costs and time related thereto.
Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.
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
Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.
In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1*	Certification of Co-Chief Executive Officers (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Co-Chief Executive Officers (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit Number	Description

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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
Dated: May 16, 2022