Form 10-Q
period 2022-09-30
Elliott Opportunity II Corp.
filed 2022-11-07
CIK 1843862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
(212)974-6000
Registrant’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares included as part of the Units, par value $0.0001 per share	EOCW	The New York Stock Exchange
Redeemable warrants to acquire one Class A ordinary share included as part of the Units	EOCW WS	The New York Stock Exchange
Units, each consisting of one Class A ordinary share andone-fourthof a redeemable warrant to acquire one Class A ordinary share	EOCW.U	The New York Stock Exchange

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
7
, 2022, 60,950,000 Class A ordinary shares, par value $0.0001 per share, and 15,237,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

ELLIOTT OPPORTUNITY II CORP.
Form10-Q
For the Quarter Ended September 30, 2022

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021 (audited)	1
Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021 and for the period from February 1, 2021 (Inception) to September 30, 2021	2
Unaudited Condensed Statement of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021 and for the period from February 1, 2021 (Inception) to September 30, 2021	3
Unaudited Condensed Statement of Cash Flows for the nine months ended September 30, 2022 and for the period from February 1, 2021 (Inception) to September 30, 2021	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	26
Item 4. Controls and Procedures	26
Part II. Other Information
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	27
Item 3. Defaults Upon Senior Securities	27
Item 4. Mine Safely Disclosures	28
Item 5. Other Information	28
Item 6. Exhibits	28
Part III. Signatures	29

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
ELLIOTT OPPORTUNITY II CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022 (Unaudited)	December 31, 2021 (Audited)
Assets
Current assets:
Cash	$400,054	$720,480
Prepaid expenses	636,842	856,416

Total Current Assets	1,036,896	1,576,896
Prepaid expenses—noncurrent	—	413,554
Investment held in Trust Account	613,359,931	609,610,629

TOTAL ASSETS	$614,396,827	$611,601,079

Liabilities and Shareholders’ Deficit
Current liabilities:
Accrued expenses	$1,316,092	$1,252,721
Due to related party	150,000	60,000

Total Current Liabilities	1,466,092	1,312,721
Deferred underwriters’ discount	21,332,500	21,332,500
Warrant liability	4,164,933	28,176,791

Total liabilities	26,963,525	50,822,012

Commitments and contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 60,950,000 at redemption value of $10.00 at September 30, 2022 and December 31, 2021	613,359,931	609,500,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 60,950,000 shares subject to possible redemption) at September 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 15,237,500 issued and outstanding at September 30, 2022 and December 31, 2021	1,524	1,524
Additional paid-in capital	—	—
Accumulated deficit	(25,928,153)	(48,722,457)

Total Shareholders’ Deficit	(25,926,629)	(48,720,933)

Total Liabilities and Shareholders’ Deficit	$614,396,827	$611,601,079

The accompanying notes are an integral part of these unaudited condensed financial statements.

ELLIOTT OPPORTUNITY II CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the period from February 1, 2021 (Inception) to September 30,
	2022	2021	2022	2021
Formation and operating costs	$311,612	$348,223	$1,108,070	$360,490

Loss from operations	(311,612)	(348,223)	(1,108,070)	(360,490)
Other income:
Interest earned on investment held in Trust Account	2,697,903	58,244	3,749,302	58,244
Interest earned on cash held in bank account	623	1,140	1,145	1,153
Offering costs allocated to warrants	—	(1,053,836)	—	(1,053,836)
Fair value in excess of proceeds from sale of private warrants	—	(188,584)	—	(188,584)
Change in fair value of warrant liability	2,616,099	1,979,159	24,011,858	1,979,159

Total other income, net	5,314,625	796,123	27,762,305	796,136

Net income	$5,003,013	$447,900	$26,654,235	$435,646

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption	60,950,000	60,950,000	60,950,000	23,171,074

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.07	$0.01	$0.35	$0.01

Weighted average shares outstanding, Class B ordinary shares	15,237,500	15,237,500	15,237,500	14,005,579

Basic and diluted net income per share, Class B ordinary shares	$0.07	$0.01	$0.35	$0.01

The accompanying notes are an integral part of these unaudited condensed financial statements.

ELLIOTT OPPORTUNITY II CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Ordinary shares		Class B Ordinary shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	15,237,500	$1,524	$—	$(48,722,457)	$(48,720,933)
Net income	—	—	—	—	—	12,167,979	12,167,979

March 31, 2022	—	$—	15,237,500	$1,524	$—	$(36,554,478)	$(36,552,954)
Change in value of ordinary shares subject to redemption	—	—	—	—	—	(1,162,028)	(1,162,028)
Net income	—	—	—	—	—	9,483,243	9,483,243

June 30, 2022	—	$—	15,237,500	$1,524	$—	$(28,233,263)	$(28,231,739)
Change in value of ordinary shares subject to redemption	—	—			—	(2,697,903)	(2,697,903)
Net income	—	—	—	—	—	5,003,013	5,003,013

September 30, 2022	—	$—	15,237,500	$1,524	$—	$(25,928,153)	$(25,926,629)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND
FOR THE PERIOD FROM FEBRUARY 1, 2021 (INCEPTION) TO SEPTEMBER 30, 2021

	Class A Ordinary shares		Class B Ordinary shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of February 1, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	15,237,500	1,524	23,476	—	25,000
Net loss	—	—	—	—	—	(12,267)	(12,267)

March 31, 2021	—	$—	15,237,500	$1,524	$23,476	$(12,267)	$12,733
Net income	—	—	—	—	—	13	13

June 30, 2021	—	$—	15,237,500	$1,524	$23,476	$(12,254)	$12,746
Sale of 60,950,000 Units net of underwriting discount and offering expenses and fair value of public warrants	60,950,000	6,095	—	—	557,850,297	—	557,856,392
Class A ordinary shares subject to redemption	(60,950,000)	(6,095)	—	—	(557,873,773)	(51,620,132)	(609,500,000)
Net income	—	—	—	—	—	447,900	447,900

September 30, 2021	—	$—	15,237,500	$1,524	$—	$(51,184,486)	$(51,182,962)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ELLIOTT OPPORTUNITY II CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30, 2022	For the period from February 1, 2021 (Inception) to September 30, 2021
Cash flows from operating activities:
Net income	$26,654,235	$435,646
Adjustments to reconcile net income to net cash used in operating activities:
Formation cost paid by Sponsor	—	12,267
Interest earned on marketable securities held in Trust Account	(3,749,302)	(58,244)
Offering costs allocated to warrants		1,053,837
Fair value in excess of proceed from sale of private warrants		188,584
Change in fair value of warrant liability	(24,011,858)	(1,979,159)
Changes in operating assets and liabilities:
Prepaid expense	633,128	(863,171)
Other assets		(626,106)
Accrued expenses	63,371	20,144
Due to related party	90,000	30,000

Net cash used in operating activities	(320,426)	(1,786,202)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	$—	$(609,500,000)

Net cash used in investing activities	—	(609,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discount	—	597,310,000
Proceeds from sale of Private Placements Warrants	—	16,190,000
Payment of promissory note	—	(286,377)
Payment of offering costs	—	(442,856)

Net cash provided by financing activities	$—	$612,770,767

Net change in cash	(320,426)	1,484,565
Cash, beginning of period	720,480	—

Cash, end of the period	$400,054	$1,484,565

Supplemental disclosure of cash flow information:
Remeasurement of carrying value to redemption value	$3,859,931	$51,620,132

Deferred underwriters’ discount payable charged to additional paid-in capital	$—	$21,332,500

Accrued offering costs	$—	$580,500

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
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from February 1, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and investments held in the Trust Account from the proceeds derived from the Initial public offering (as defined below). The Company has selected December 31 as its fiscal year end.
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
Following the closing of the IPO on July 1, 2021, $609,500,000 (approximately $10.00 per Unit) from the net proceeds of the sale of the Units in the IPO, including a portion of the proceeds from the sale of the Private Placement Warrants, was deposited in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and may only be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7promulgatedunder
the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay taxes, if any, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account (1) to the Company, until the completion of the initial Business Combination, or (2) to the public shareholders, until the earliest of (a) the completion of the initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations, (b) the redemption of any public shares properly tendered in connection with a (A) shareholder vote to amend the amended and restated memorandum and articles of association to modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 24 months from the closing of the Initial public offering (the “Combination Period”), or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares or pre-initial
business combination activity, and (c) the redemption of the public shares if the Company has not consummated the initial Business Combination within 24 months from the closing of the Initial public offering. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if the Company has not consummated an initial Business Combination within the Combination Period, with respect to such Class A ordinary shares so redeemed. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public shareholders.
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
Liquidity and Capital Resources
As of September 30, 2022 and December 31, 2021 the Company had approximately $0.4 million and $0.7 million in cash, respectively, and approximately ($0.4 million) and $0.3 million in working capital, respectively. As of September 30, 2022 and December 31, 2021, approximately $3.7 million and $0.11 million, respectively, of the amount on deposit in investment held in the Trust Account represented interest income.
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
The Company is a Special Purpose Acquisition Corporation with a scheduled liquidation date of July 1, 2023. The Company plans to complete the transaction before the liquidation date. In connection with the Special Purpose Acquisition Corporation’s assessment of going concern considerations in accordance with ASC Topic
205-40
Presentation of Financial Statements—Going Concern, although the Company intends to consummate a Business Combination on or before July 1, 2023, Management has determined that the mandatory liquidation deadline less than 12 months away, should a Business Combination not occur and an extension is not requested by the Sponsor, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 1, 2023.
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
Article
10of Regulation S-X of
the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report Form10-Kfiled with the SEC on April 14, 2022.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.
Investment Held in Trust Account
As of September 30, 2022, investment in the Company’s Trust Account consisted of cash of $365 and U.S. Treasury Securities of $613,175,673 with a maturity date of December 29, 2022. As of December 31, 2021, investment in the Company’s Trust Account consisted of cash of $1,396 and U.S. Treasury Securities of $609,609,233 which matured on March 31, 2022. The Company classifies its U.S. Treasury Securities as held-to-maturity
in accordance with FASB ASC Topic 320 “Investments – Debt and Equity Securities”.
Held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on September 30, 2022 are as follows:

	Carrying Value as of September 30, 2022	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of September 30, 2022
Cash	$365	$—	$—	$365
U.S. Treasury Securities	613,175,673	183,893	—	613,359,565

	$613,176,038	$183,893	$—	$613,359,930

The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on December 31, 2021are as follows:

	Carrying Value as of December 31, 2021	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
Cash	$1,396	$—	$—	$1,396
U.S. Treasury Securities	609,609,233	—	(30,488)	609,578,745

	$609,610,629	$—	$(30,488)	$609,580,141

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
redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at September 30, 2022 and December 31, 2021, all of the Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

The Class A ordinary shares subject to possible redemption reflected on the balance sheet as of September 30, 2022 and December 31, 2021 is reconciled in the following table:

Gross Proceeds from IPO	$609,500,000
Less:
Proceeds allocated to public warrants	(17,852,479)
Class A ordinary shares issuance costs	(33,791,129)
Plus:
Remeasurement of carrying value to redemption value	51,643,608

Class A ordinary shares subject to possible redemption, December 31, 2021	$609,500,000

Remeasurement of carrying value to redemption value	3,859,931

Class A ordinary shares subject to possible redemption, September 30, 2022	$613,359,931

Net Income per Ordinary Share
The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the outstanding warrants to purchase 26,030,833 Class A ordinary shares in the calculation of diluted income per share for the three and nine months ended September 30, 2022, since their exercise is contingent upon future events. There were no outstanding warrants during the period February 1, 2021 (Inception) to September 30, 2021. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods. The tables below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary share:

	For the Three Months Ended September 30, 2022		For the Three Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$4,002,410	$1,000,603	$358,320	$89,580

Denominator:
Weighted-average shares outstanding	60,950,000	15,237,500	60,950,000	15,237,500

Basic and diluted net income per share	$0.07	$0.07	$0.01	$0.01

	For the Nine Months Ended September 30, 2022		For the period from February 1, 2021 (Inception) to September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$21,323,388	$5,330,847	$271,525	$164,121

Denominator:
Weighted-average shares outstanding	60,950,000	15,237,500	23,171,076	14,005,579

Basic and diluted net income per share	$0.35	$0.35	$0.01	$0.01
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.
The Company follows the guidance in ASC 820 for its financial assets and liabilities that arere-measured and reported at fair value at each reporting period, and non-financial
assets and liabilities that arere-measured and reported at fair value at least annually.
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU
2020-06,
Debt-Debt with Conversion and Other Options
(Subtopic470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity
(Subtopic815-40):Accounting
for Convertible Instruments and Contracts in an Entity’s Own Equity
(“ASU
2020-06”),which
simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
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
The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants, and it will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement; provided that if the Company’s Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so appoints, the Company will not be required to file or maintain in effect a registration statement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60thday after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
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

The “fair market value” of the Class A ordinary shares shall mean the volume-weighted average price of the Class A ordinary shares for the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. This redemption feature differs from the typical warrant redemption features used in other blank check offerings. The Company will provide the warrant holders with the final fair market value no later than one business day after the 10-daytradingperiod
described above ends. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 Class A ordinary shares per warrant (subject to adjustment).
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
The initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the date of the consummation of the initial Business Combination, or (ii) subsequent to the initial Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions,
share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-tradingdayperiod
commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the public shareholders having the right to exchange their ordinary shares for cash, securities or other property.
Promissory Note — Related Party
On February 1, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial public offering. These loans are non-interest
bearing, unsecured and are due at the earlier of December 31, 2021 or the closing of the Initial public offering. The Company had borrowed $286,377 under the promissory note and it repaid the Sponsor in full on July 23, 2021. As of September 30, 2022 and December 31, 2021, the note is no longer available to be drawn upon.
Working Capital Loans
In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-business combination company at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
We pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our founding team. Upon completion of the initial Business Combination or our liquidation, we will cease paying such monthly fees. For the three and nine months ended September 30, 2022, $30,000 and $90,000 in administrative fee expense was incurred by the Company and accrued as due to related party, respectively. For the three months ended September 30, 2021 and period from February 1, 2021 (Inception) to September 30, $30,000 and $38,691 in administrative fee expense was incurred by the Company and accrued as due to related party, respectively, $30,000 was accrued as due to related party and $8,691 was paid by the Company.
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

Underwriting Agreement
The underwriter had
a 45-dayoptionfrom
the date of the IPO to purchase up to an aggregate of 7,950,000 additional Units at the public offering price less the underwriting commissions to cover over-allotments, if any. On July 1, 2021, the underwriter fully exercised its over-allotment option.
The underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Public offering, or $ 21,332,500 in the aggregate. The deferred fee will be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.
Note 7 — Fair Value Measurements
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and Investments Held in Trust Account	$613,359,931	$613,359,931	$—	$—

	$613,359,931	$613,359,931	$—	$—

Liabilities:
Public Warrants Liability	$2,438,000	$2,438,000	$—	$—
Private Placement Warrants Liability	1,726,933	—	1,726,933	—

	$4,164,933	$2,438,000	$1,726,933	$—

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
The Company established the initial fair value of the Public Warrants on July 1, 2021, the date of the Company’s Initial Public Offering, using an Option Pricing Method, incorporating a barrier option simulation through a modified Black Scholes framework, and as of September 30, 2022 and December 31, 2021 by using the associated trading price of the Public Warrants. The Company established the initial fair value of the Private Placement Warrants on July 1, 2021 and December 31, 2021 by using a Black-Scholes option pricing method. As of September 30, 2022, the Private Placement Warrants were valued using the associated trading price of the Public Warrants. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. The Public Warrants were subsequently classified as Level 1 as of September 30, 2021, following their detachment, subsequent valuations are based upon the trading price of the Public Warrants. As of September 30, 2022, the Private Placement Warrants were transferred to a Level 2, as the Private Placement Warrants are being valued using the associated observable market of the Public Warrants.
The key inputs into the Black Scholes option pricing methods for the Private Warrants were as follows:

Inputs	December 31, 2021	July 1, 2021 (Initial Measurement)
Risk-free interest rate	1.3%	1.4%
Expected term remaining (years)	5.0	5.0
Expected volatility	17.1%	30.1%
Implied Stock price	$9.77	$9.60
Exercise price	$11.50	$11.50
During the nine months ended September 30, 2022 the Private Warrants were transferred from a Level 3 to a Level 2 in the amount of $1,726,933. The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs is summarized as follows for the nine months ended September 30, 2022:

Warrant Liabilities
Fair Value as of December 31, 2021	$11,872,666
Change in fair value of Warrants	(5,381,189)

Fair Value as of March 31, 2022	6,491,477
Change in fair value of Warrants	(3,679,814)

Fair Value as of June 30, 2022	$2,811,663
Change in fair value of Warrants	(1,084,730)
Transfer of Private Placement Warrants to Level 2	(1,726,933)

Fair Value as of September 30, 2022	$—

Note 8 — Shareholders’ Deficit
Preferred Shares
 — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no preference shares issued and outstanding.
Class
 A Ordinary Shares
 — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were no shares issued and outstanding, excluding 60,950,000 shares subject to possible redemption.
Class
 B Ordinary Shares
 — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary shares. As of September 30, 2022 and December 31, 2021, there were 15,237,500 shares of Class B ordinary shares issued or outstanding.
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
Liquidity and Capital Resources
As of September 30, 2022 and December 31, 2021 the Company had approximately $0.4 million and $0.7 million in cash, respectively, and approximately ($0.4 million) and $0.3 million in working capital, respectively. As of September 30, 2022 and December 31, 2021, approximately $3.7 million and $0.11 million, respectively, of the amount on deposit in investment held in the Trust Account represented interest income.
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
The Company is a Special Purpose Acquisition Corporation with a scheduled liquidation date of July 1, 2023. The Company plans to complete the transaction before the liquidation date. In connection with the Special Purpose Acquisition Corporation’s assessment of going concern considerations in accordance with ASC Topic
205-40
Presentation of Financial Statements—Going Concern, although the Company intends to consummate a Business Combination on or before July 1, 2023, Management has determined that the mandatory liquidation deadline less than 12 months away, should a Business Combination not occur and an extension is not requested by the Sponsor, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 1, 2023.

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
Results of Operations
All activity for the period from February 1, 2021 (inception) through September 30, 2022 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination candidate. Except as set forth in the immediately preceding sentence, we have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest.
We
generate non-operating income in the
form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended September 30, 2022, we had net income of $5,003,013 , which consisted of interest income from investment in Trust Account and cash of $2,698,526 and gain from change in fair market value of warrants of $2,616,099, offset by formation and operating expenses of $311,612.
For the nine months ended September 30, 2022, we had net income of $26,654,235, which consisted of interest income from investment in Trust Account and cash of $3,750,477 and gain from change in fair market value of warrants of $24,011,858, offset by formation and operating expenses of $1,108,070.
For the three months ended September 30, 2021, we had a net income of $447,900. We incurred $348,223 of formation and operating costs. The Company also recorded unrealized gain in change in fair value of warrant liabilities of $1,979,159, loss on sale of Private Placement Warrants of $188,584, offering costs allocated to warrants of $1,053,836, and interest income from investment in Trust Account and cash of $59,384.
For the period from February 1, 2021 (inception) to September 30, 2021, we had net income of $360,490. We incurred 360,490 of formation and operating, consisting mostly of general and administrative expenses. The Company also recorded unrealized gain in change in fair value of warrant liabilities of $1,979,159, offering costs allocated to warrants of $1,053,836, loss on sale of Private Placement Warrants of $188,584, and interest income from investment in Trust Account and cash of $59,397.
Contractual Obligations
We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities other than deferred underwriting fee of $21,332,500, warrant liabilities of $4,164,933 and amounts owed to our Sponsor for administrative services of $120,000.
Administrative Services Agreement
We pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our founding team. Upon completion of the initial Business Combination or our liquidation, we will cease paying such monthly fees. For the three and nine months ended September 30, 2022, $30,000 and $90,000 in administrative fee expense was incurred by the Company and accrued as due to related party, respectively. For the three months ended September 30, 2021 and period from February 1, 2021 (Inception) to September 30, $30,000 and $38,691 in administrative fee expense was incurred by the Company and accrued as due to related party, respectively, $30,000 was accrued as due to related party and $8,691 was paid by the Company.
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
Critical Accounting Policies
Ordinary Shares Subject to Possible Redemption
All of the Class A Ordinary Shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s charter. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption
provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at September 30, 2022 and December 31, 2021, all of the Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each
reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheetascurrent or non-current based onwhetheror not net-cash settlement orconversionof the instrument could be required within 12 months of the balance sheet date.
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
2020-06”)
,which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU
2020-06
on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
The Company’s management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.
Off-Balance
Sheet Arrangements
As of September 30, 2022, we did not
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
byRule12b-2of
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
Under the supervision and with the participation of our
co-chief
executive officers and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended September 30, 2022, as such term is defined in
Rule13a-15(e)and15d-15(e)under
the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report, due to a (i) need to reclassify warrants and (ii) misapplication of accounting guidance for complex financial instruments and accruals.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report onForm10-Qthat has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 1A.	Risk Factors.
Factors that could cause our actual results to differ materially from those in this Quarterly Report onForm10-Qare any of the risks described in our AnnualForm10-Kfiled with the SEC on April 14, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
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
Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form10-K.If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.
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
Dated: November 7, 2022