Form 10-K
period 2022-12-31
Elliott Opportunity II Corp.
filed 2023-03-16
CIK 1843862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
(212)974-6000
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes  ☒    No  ☐
The aggregate market value of the ordinary shares held by
non-affiliates
of the registrant, computed as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $592,434,000.
A
s of March 15, 2023
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

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their founder shares and public shares they hold in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to any founder shares and any public shares purchased during or after the Public Offering in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) that would modify the substance or timing of the Company’s obligation to provide holders of the Company’s Class A ordinary shares the right to have their shares redeemed in connection with its initial Business Combination or to redeem 100% of its public shares if the Company does not complete its initial Business Combination within 24 months from the closing of the Public Offering, (B) with respect to any other provision relating to the rights of holders of the Company’s Class A ordinary shares or pre-initial business combination activity and, (iii) waive their rights to liquidating distributions from the Trust Account with respect to any founder shares or private placement warrants they hold if the Company fails to consummate the Business Combination within 24 months from the closing of the Public Offering (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within 24 months from the closing of the Public Offering).

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

Our Company

We are affiliated with Elliott. Launched in 1977 by Paul Singer, Elliott’s domestic fund is one of the oldest funds of its kind under continuous management. Elliott employs over 500 people worldwide as of December 31, 2022, with nearly half dedicated to identifying and managing investments, trading and research. The six most senior investment professionals have an average of 30 years of investment experience and an average tenure of 25 years at Elliott. One of the key elements of Elliott’s investment approach is its focus on the creation—not just identification—of value.

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

Mr. Jesse Cohn (Co-Chairman of the Board of Directors) Jesse Cohn is an Equity Partner, and Managing Partner at Elliott Investment Management L.P., supporting Jon Pollock and Paul Singer in overseeing the global situational investment teams. Mr. Cohn is also a member of the Management and Global Situational Investment Committees. Mr. Cohn is a member of the Advisory Board at the Harvard Law School Program on Corporate Governance. Prior to joining Elliott in 2004, Mr. Cohn was an analyst in the mergers and acquisitions group at Morgan Stanley. Mr. Cohn earned his B.S. in Economics from the University of Pennsylvania’s Wharton School of Business, from which he graduated summa cum laude. Mr. Cohn currently serves as a member of the board of directors of several companies, including Cloud Software Group, Inc. since 2022, Ark Continuity since 2012, and Travelport Worldwide Ltd. since 2019. Among other public and private companies, Mr. Cohn has previously served as a member of the board of directors of Cloud Software Group, Inc., ASG Technologies, eBay, Inc., Athenahealth, Inc., Cardiopulmonary Corporation, BMC Software, Inc., LogMeIn Inc., E2Open LLC, MSC Software Corporation, Citrix Systems Inc., and Twitter, Inc.

Mr. Gordon Singer (Co-Chairman of the Board of Directors) Gordon Singer is an Equity Partner, and Managing Partner of Elliott Investment Management L.P., supporting Jon Pollock and Paul Singer in overseeing the global situational investing teams. Mr. Singer has also been Head of Elliott’s London office since 2009 and a member of Elliott Investment Management L.P.’s Management Committee since 2007. He is also a member of the Risk, Valuation, Compliance and Operational Risk, and Global Situational Investment Committees at Elliott Investment Management L.P. Prior to joining Elliott in 1998, Mr. Singer worked at Lehman Brothers in the Investment Banking Analyst Program. Mr. Singer graduated from Williams College. Mr. Singer currently serves as a member of the board of directors of Ember Alpha Ltd. since 2017 and both AC Milan and Barnes & Noble, Inc. since 2021.

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

Mr. Isaac Kim (Co-Chief Executive Officer) Isaac Kim is a Senior Managing Director at Evergreen Coast Capital, the private equity affiliate of Elliott Investment Management L.P. Prior to establishing Evergreen in 2015, Mr. Kim was a Principal at Golden Gate Capital where he led investments in software. Before that, he was a consultant at Bain & Company. Outside of his professional career, Mr. Kim serves on the board of YANA Ministry and ScholarMatch. Mr. Kim has an A.B. in Economics from Harvard University and an M.B.A. from the Stanford Graduate School of Business.

Mr. Nabeel Bhanji (President) Nabeel Bhanji is a Senior Portfolio Manager in Elliott Investment Management L.P.’s London office. Prior to joining Elliott in 2012, Mr. Bhanji was a private equity investor at Apax Partners. Before that, he was an investment banker at Goldman Sachs. Mr. Bhanji has a B.A. in Philosophy, Politics and Economics from Oxford University and an M.B.A. from Harvard Business School. Mr Bhanji currently serves as member of the board of directors of Toshiba Corporation.

Mr. Steven Barg (Chief Financial Officer) Steven Barg is Global Head of Corporate Engagement at Elliott Investment Management L.P. Prior to joining Elliott in February of 2020, Mr. Barg was a Participating Managing Director at Goldman Sachs, from 2010 until 2019. From 2010 until 2012, Mr. Barg served as Co-head of Asian Equity Capital Markets in Hong Kong. In 2013, he returned to New York to establish what became the firm’s Activism and Shareholder Advisory practice, which he led globally until 2019. In addition, while at Goldman, Mr. Barg served on both the Asian and the Global Equity Commitments Committees and was Global Head of Diversity for the Investment Banking Division. Prior to joining Goldman Sachs, Mr. Barg ran first the Asian equity and then the integrated capital markets business for UBS in Hong Kong beginning in 2006. Prior to UBS, Mr. Barg also served as a managing director in Equity Capital Markets at Credit Suisse in New York and London. In total, Mr. Barg had a 30 year career in investment banking prior to joining Elliott. Mr. Barg currently serves as a member of the board of directors of Cardinal Health, Inc. since October 2022. Mr. Barg holds a B.A. from Wesleyan University and an M.B.A. from the Stanford Graduate School of Business. In addition, Mr. Barg was a Henry Luce Scholar in Hong Kong and a Coro Fellow in Public Affairs in New York.

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

Our Independent Directors(1)

Our efforts to seek a suitable business combination target will be complemented and augmented by the expertise and network of the relationships of our independent directors, Michael Capellas, Moira Kilcoyne and Val Rahmani, each of whom have extensive experience in business and financial matters.

Mr. Michael Capellas serves as a director as of the consummation of our initial public offering. Mr. Capellas has served as founder and Chief Executive Officer of Capellas Strategic Partners since November 2012. He served as Chairman of the Board of VCE Company, LLC from January 2011 until November 2012 and as Chief Executive Officer of VCE from May 2010 to September 2011. Mr. Capellas was the Chairman and Chief Executive Officer of First Data Corporation from September 2007 to March 2010. From November 2002 to January 2006, he served as Chief Executive Officer of MCI, Inc., previously WorldCom. From November 2002 to March 2004, he was also Chairman of the Board of WorldCom, and he continued to serve as a member of the board of directors of MCI until January 2006. Mr. Capellas left MCI as planned in early January 2006 upon its acquisition by Verizon Communications Inc. Previously, Mr. Capellas was President of Hewlett-Packard Company from May 2002 to November 2002. Before the merger of Hewlett-Packard and Compaq Computer Corporation in May 2002, Mr. Capellas was President and Chief Executive Officer of Compaq, a position he had held since July 1999, and Chairman of the Board of Compaq, a position he had held since September 2000. Mr. Capellas held earlier positions as Chief Information Officer and Chief Operating Officer of Compaq. Mr. Capellas also currently serves as the chairman of the board of directors of Flex Ltd., the chairman of the board of directors of Blue Yonder Group, Inc., the lead independent director of Cisco and is on the board of directors of The Beauty Health Company and OnSolve. He previously served as lead independent director of MuleSoft, Inc., ending in 2018. Mr. Capellas holds a B.B.A. from Kent State University.

Ms. Moira Kilcoyne serves as a director. Ms. Kilcoyne is a 30+ year technology and financial industry veteran. Moira retired from Morgan Stanley in early 2016 as the Co-Head of Global Technology and member of the Firm’s Management Committee. In her time with Morgan Stanley, Moira held a number of leadership positions. These included Global Co-CIO and Head of Technology for the Wealth and Investment Management organizations, where she was responsible for the overall Morgan Stanley Smith Barney Integration and Conversion efforts. She served as the COO of Global Operations, Technology and Data from 2008 to 2010 and International CIO based in London from 1996 to 2004. Her performance in mission critical roles eventually led to her serving as Global Co-CIO from 2013 to 2016. Kilcoyne began her career at IBM, where she served in multiple technical roles, before moving on to Morgan Stanley. She currently serves on the board of UK-based Quilter PLC., Arch Capital Group and is a member of the board of Governors of FINRA. Ms. Kilcoyne holds a B.S. from Manhattan College. We believe that Ms. Kilcoyne’s extensive global technology and operations experience, especially in the financial services industry make her well qualified to serve as a member of our board of directors.

(1) Charles Phillips resigned from his positions as an independent director of the Board of Directors, the chairman of the nominating and corporate governance committee, the co-chairman of the operating committee and a member of the audit committee, effective August 26, 2022.

Ms. Val Rahmani serves as a director as of the consummation of our initial public offering. Ms. Rahmani is a non-executive Director of the London Stock Exchange Group plc. She is also a non-executive Director of RenaissanceRe Holdings Ltd, a Bermuda-based reinsurance company. She is a non-executive Director of CTG Inc, a Nasdaq-listed Technology solutions company. Val is a non-executive Director of Entrust, a Minneapolis based private Trusted Identity company. From 2009-2012 Val served as Chief Executive Officer of Damballa, Inc., a venture capital-funded cybersecurity company headquartered in Atlanta, Georgia. Prior to this, Ms. Rahmani was with IBM in various managerial capacities for 28 years. Her last role with IBM was General Manager of IBM Internet Security Systems. Other IBM roles included General Manager of the $2.7 billion Global Technology Services business, head of the Sales and Services Strategy unit, General Manager of IBM’s $3.5 billion UNIX server business, General Manager of IBM’s Mobile business as well as serving as the Executive Assistant to Louis Gerstner, then Chairman and Chief Executive Officer, Ms. Rahmani holds an MA and a Doctor of Philosophy degree in Chemistry from Oxford University, England. We believe that Ms. Rahmani’s experience in executive roles and a background of leading global organizations in the technology industry make her well qualified to serve as a member of our board of directors.

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

We believe our management team will be able to execute on our business strategy by leveraging Elliott’s core competencies, including the following:

•

Sourcing capabilities: Given alignment with the Funds, we have direct access to Elliott’s global investment resources, which focus on developing proprietary investment opportunities. Our opportunity targeting is further enhanced by Elliott’s domain expertise in the technology sector, as Elliott has either invested in potential targets (either in the private or public markets), invested in direct competitors of potential targets or operated within potential targets through its operating executive network of consultants. Our management team has a relationship network built through our public investing activities as well as our private equity activities, which serves as a unique cross-section for deal sourcing. Given that a number of Elliott’s value-creation engagements at public companies have resulted in public-to-private opportunities for other private equity firms, our management team has strong private equity relationships. In addition, given Elliott’s flexible capital deployment mandate, Elliott has helped finance a number of other firms’ private equity transactions, which also has strengthened relationships in the private equity community. Finally, through Elliott’s Menlo Park, CA office and technology private equity team, Elliott has developed a number of important relationships with leading growth equity firms, venture capital firms, and relevant intermediaries across the industry from which we expect to benefit.

•

Fundamental analysis: We believe that Elliott’s professionals possess the skills, resources and experience to both identify and create value. Elliott’s investment team, which includes our management team, has more than 100 years of cumulative experience investing in and working with technology companies, and Elliott’s network of operating executives have more than 150 years’ experience cumulatively operating technology businesses. These executives also possess, cumulatively, decades of experience advising private equity firms and their portfolio companies. The investment team and operating executives spend significant time conducting primary due diligence as part of Elliott’s research process, and these professionals engage directly with portfolio companies to help identify and execute on valuation creation levers.

•

Strong public shareholding stewardship: Elliott’s history in public equity investing demonstrates its long-term value creation mindset. Elliott drives change in many of the public companies in which it invests, and the application of this capability and mindset should help drive performance post-business combination. Furthermore, our management’s experience in the public markets developed at Elliott will be a key selling point to potential targets that have various exit choices, as our management has a demonstrable track record creating value through Elliott’s public and private equity teams.

•

Expertise in technology: Both Elliott’s public equity and private equity teams have operational and investment experience in technology and technology-enabled services businesses, which our management team believes gives us a differentiated view in sourcing investments and evaluating investment opportunities. This experience allows us to partner with management teams to drive shareholder value through strategic, growth-enhancing initiatives and other operational changes.

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

We will draw on Elliott’s expertise and experience to evaluate the potential partner’s strengths, weaknesses, and opportunities to identify the relative risk and return profile. Given the breadth of Elliott’s investing experience, we will likely be familiar with the prospective partner’ send-market, competitive landscape and business model.

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

In addition, certain of our founders, officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities, including without limitation, Elliott Opportunity I Corp., investment funds, accounts and co-investment vehicles. As a result, if any of our founders, officers or directors becomes aware of a business combination opportunity, which is suitable for an entity to which he, she or it has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under applicable law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these funds or investment entities decide to pursue any such opportunity, we may be precluded from pursuing the same.

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

Corporate Information

Our executive offices are located at 360 S Rosemary Ave, 18th Floor, West Palm Beach, FL 33401. We maintain a corporate website at www.ElliottOpportunity.com. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, the prospectus or the registration statement of which the prospectus is a part. You should not rely on any such information in making your decision whether to invest in our securities.

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

•	the expected cost of holding a shareholder vote;

•	the risk that the shareholders would fail to approve the proposed business combination;

•	other time and budget constraints of the company; and

•	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

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

Facilities

We currently maintain our executive offices at 360 S Rosemary Ave, 18th Floor, West Palm Beach, FL 33401. The cost for our use of this space is included in the fee of up to $10,000 per month that we pay to our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

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

Our sponsor owned, on an as-converted basis, 20% of our issued and outstanding ordinary shares immediately following the completion of our initial public offering. Our sponsor and members of our founding team also may from time to time purchase Class A ordinary shares prior to the completion of our initial business combination. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval, we will complete our initial business combination only if we receive approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. As a result, in addition to our initial shareholders’ founder shares, we would need 21,456,251, or 35.2%, of the 60,950,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all issued and outstanding shares are voted and the over-allotment option is not exercised). Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and our founding team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

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

Certain agreements, including the underwriting agreement relating to our initial public offering, the letter agreement among us and our sponsor, officers and directors, and the registration rights agreement among us and our initial shareholders, may be amended without shareholder approval. Further, the warrant agreement contains provisions enabling amendments without shareholder or warrant holder approval that are necessary in the good faith determination of our board of directors (taking into account then existing market precedents for initial public offerings of special purpose acquisition companies underwritten by bulge bracket investment banks) to allow for the warrants to be classified as equity in our financial statements (provided that any modifications or amendments that would (i) increase the warrant price, (ii) shorten the exercise period, (iii) change the anti-dilution provisions of section 4.3.2 of the warrant agreement, or (iv) change the registration provisions in section 7.4.1 of the warrant agreement shall in each case require the approval of the warrantholders in accordance with the warrant agreement). These agreements contain various provisions that our public shareholders might deem to be material. While we do not expect our board to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Any such amendments would not require approval from our shareholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities.

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

Our amended and restated memorandum and articles of association will authorize the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. Immediately after our initial public offering, there were 113,019,167 and 4,762,500 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount includes shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares are automatically convertible into Class A ordinary shares at the time of our initial business combination as described herein and in our amended and restated memorandum and articles of association. Immediately after our initial public offering, there will be no preference shares issued and outstanding.

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

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our initial public offering, our initial shareholders, and their permitted transferees can demand that we register the Class A ordinary shares into which founder shares are convertible, the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants, and warrants that may be issued upon conversion of working capital loans and the Class A ordinary shares issuable upon conversion of such warrants. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by our initial shareholders or their permitted transferees are registered for resale.

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

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of our operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

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

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. In addition, pursuant to an agreement entered into on or prior to the closing of our initial public offering, our sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for election to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.

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

On February 1, 2021 our initial shareholders paid $25,000, or approximately $0.002 per share, to cover for certain offering costs in consideration for which they received 14,375,000 founder shares. On June 28, 2021, the Company issued an additional 862,500 shares in connection with the increase in the size of the offering, resulting in an aggregate of 15,237,500 founder shares issued and outstanding. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination and our sponsor and members of our board of directors acquired founder shares for approximately $0.002 per share and we offered units at a price of $10.00 per unit in our initial public offering; as a result, our sponsor and members of our board of directors could make a substantial profit after the initial business combination even if public investors experience substantial losses and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. In addition, our sponsor has purchased, pursuant to a written agreement, 10,793,333 private placement warrants, at a purchase price of $16,190,000, in a private placement that closed simultaneously with the closing of our initial public offering. If we do not consummate an initial business within 24 months from the closing of our initial public offering, the private placement warrants (and the underlying securities) will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of our initial public offering nears, which is the deadline for our consummation of an initial business combination.

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

Our letter agreement with our sponsor, officers and directors contains provisions relating to transfer restrictions of our founder shares and private placement warrants, indemnification of the trust account, waiver of redemption rights and participation in liquidating distributions from the trust account. The letter agreement may be amended without shareholder approval (although releasing the parties from the restriction not to transfer the founder shares for 185 days following the date of the prospectus will require the prior written consent of the underwriters). While we do not expect our board to approve any amendment to the letter agreement prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

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

Upon the closing of our initial public offering, our initial shareholders owned, on an as-converted basis, 20% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchases any units in our initial public offering or if our initial shareholders purchases any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in the prospectus. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the election of directors and to remove directors and to continue our company in a jurisdiction outside the Cayman Islands prior to our initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

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

ITEM IB. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We currently maintain our executive offices at 360 S Rosemary Ave, 18th Floor, West Palm Beach, FL 33401. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2022, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our units, Class A ordinary shares and warrants listed on the Nasdaq under the symbols “EOCW.U,” “EOCW” and “EOCW WS”, respectively.

Holders

As of December 31, 2022, there was one holder of record of our units, one holder of record of our Class A ordinary shares, six holders of record of our Class B ordinary shares and two holders of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A ordinary shares and warrants are held of record by banks, brokers and other financial institutions.

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

Overview

We are a blank check company incorporated on February 1, 2021, as a Cayman Islands exempted company with a business purpose to effect a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or assets (the “Business Combination”).

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

Results of Operations

All activity for the period from February 1, 2021 (inception) through December 31, 2022 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination candidate. Except as set forth in the immediately preceding sentence, we have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest.

We generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had net income of $33,861,205. This consisted of interest income from investment in Trust Account and cash of $8,934,995, interest income from bank of $2,517 and gain from change in fair market value of warrants of $26,115,149, offset by operating expenses of $1,191,456.

For the period from February 1, 2021 (inception) to December 31, 2021, we had net income of $2,897,675. This consisted of interest income of $112,192 and a gain from change in fair market value of warrant liabilities of $6,054,272, offset by formation and operating expenses of $2,026,369, offering costs related to warrants of $1,053,836 and fair value in excess of proceeds from private warrants of $188,584.

Liquidity and Capital Resources

As of December 31, 2022 and 2021 the Company had $356,174 and $720,480 in cash, respectively, and ($511,210) and $264,175 in working capital, respectively. As of December 31, 2022 and 2021, $8,934,995 and $112,192, respectively, of the amount on deposit in investment held in the Trust Account represented interest income.

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

Off-Balance Sheet Financing Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities other than deferred underwriting fee of $21,332,500, warrant liabilities of $2,061,642 and amounts owed to our Sponsor for administrative services of $120,000.

Administrative Services Agreement

We pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our founding team. Upon completion of the initial Business Combination or our liquidation, we will cease paying such monthly fees. For the year ended December 31, 2022, $120,000 in administrative fee expense was incurred by the Company and accrued as due to related party. For the period from February 1, 2021 (Inception) to December 31, 2021 $60,000 in administrative fee expense was incurred by the Company and accrued as due to related party.

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

Underwriting Agreement

On July 1, 2021, we paid an underwriting discount of 2% of the per Unit offering price, or approximately $12,190,000 in the aggregate at the closing of the Initial Public Offering, and the underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Initial Public Offering, or $21,332,500 in the aggregate. The deferred fee will be payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an initial Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies.

Ordinary Shares Subject to Possible Redemption

All of the Class A Ordinary Shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s charter. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at December 31, 2022 and 2021, all of the Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

Recent Accounting Pronouncements

We do not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item .

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 15 of this this Annual Report on Form 10-K for the year ended December 31, 2022 and 2021 and is included herein by reference .

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

Under the supervision and with the participation of our co-chief executive officers and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2022, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report, due to a (i) need to reclassify warrants and (ii) misapplication of accounting guidance for complex financial instruments and accruals.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2022 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors(1)

Our officers and directors are as follows:

Name	Age	Position
Directors
Michael Capellas	68	Director
Moira Kilcoyne	61	Director
Val Rahmani	65	Director
Jesse Cohn	42	Co-Chairman of the Board of Directors
Gordon Singer	48	Co-Chairman of the Board of Directors
Officers
David Kerko	49	Co-Chief Executive Officer
Isaac Kim	41	Co-Chief Executive Officer
Nabeel Bhanji	36	President
Steven Barg	60	Chief Financial Officer
Terry Kassel	72	Chief Strategy Officer

(1)

Charles Phillips resigned from his positions as an independent director of the Board, the chairman of the nominating and corporate governance committee, the co-chairman of the operating committee and a member of the audit committee, effective August 26, 2022.

Our Founding Team

Our management team is led by Jesse Cohn, Co-Chairman of the Board of Directors, Gordon Singer, Co-Chairman of the Board of Directors, David Kerko, Co-Chief Executive Officer, Isaac Kim, Co-Chief Executive Officer, Nabeel Bhanji, President, Steven Barg, Chief Financial Officer, and Terry Kassel, Chief Strategy Officer.

Mr. Jesse Cohn (Co-Chairman of the Board of Directors) Jesse Cohn is an Equity Partner, and Managing Partner at Elliott Investment Management L.P., supporting Jon Pollock and Paul Singer in overseeing the global situational investment teams. Mr. Cohn is also a member of the Management and Global Situational Investment Committees. Mr. Cohn is a member of the Advisory Board at the Harvard Law School Program on Corporate Governance. Prior to joining Elliott in 2004, Mr. Cohn was an analyst in the mergers and acquisitions group at Morgan Stanley. Mr. Cohn earned his B.S. in Economics from the University of Pennsylvania’s Wharton School of Business, from which he graduated summa cum laude. Mr. Cohn currently serves as a member of the board of directors of several companies, including Cloud Software Group, Inc. since 2022, Ark Continuity since 2012, and Travelport Worldwide Ltd. since 2019. Among other public and private companies, Mr. Cohn has previously served as a member of the board of directors of Cloud Software Group, Inc., ASG Technologies, eBay, Inc., Athenahealth, Inc., Cardiopulmonary Corporation, BMC Software, Inc., LogMeIn Inc., E2Open LLC, MSC Software Corporation, Citrix Systems Inc., and Twitter, Inc.

Mr. Gordon Singer (Co-Chairman of the Board of Directors) Gordon Singer is an Equity Partner, and Managing Partner of Elliott Investment Management L.P., supporting Jon Pollock and Paul Singer in overseeing the global situational investing teams. Mr. Singer has also been Head of Elliott’s London office since 2009 and a member of Elliott Investment Management L.P.’s Management Committee since 2007. He is also a member of the Risk, Valuation, Compliance and Operational Risk, and Global Situational Investment Committees at Elliott Investment Management L.P. Prior to joining Elliott in 1998, Mr. Singer worked at Lehman Brothers in the Investment Banking Analyst Program. Mr. Singer graduated from Williams College. Mr. Singer currently serves as a member of the board of directors of Ember Alpha Ltd. since 2017 and both AC Milan and Barnes & Noble, Inc. since 2021

Mr. David Kerko (Co-Chief Executive Officer) David Kerko is Head of North America Private Equity at Elliott Investment Management L.P. Prior to joining Elliott in 2021, Mr. Kerko was an Advisor to KKR & Co. Inc. (KKR) from 2015 through June 2020. From 2010 to 2015, Mr. Kerko was a Member at KKR and served as Co-head of the Technology Group from 2013 to 2015. Mr. Kerko joined KKR in 1998 and played an active role building the firm’s technology platform from 2006 to 2015. Prior to joining KKR, Mr. Kerko was with Gleacher NatWest Inc. where he was involved in mergers and acquisition transactions and financing work. He holds a B.S. from The Wharton School at the University of Pennsylvania and a B.S.E., summa cum laude, from the School of Engineering and Applied Science at the University of Pennsylvania.

Mr. Isaac Kim (Co-Chief Executive Officer) Isaac Kim is a Senior Managing Director at Evergreen Coast Capital, the private equity affiliate of Elliott Investment Management L.P. Prior to establishing Evergreen in 2015, Mr. Kim was a Principal at Golden Gate Capital where he led investments in software. Before that, he was a consultant at Bain & Company. Outside of his professional career, Mr. Kim serves on the board of YANA Ministry and ScholarMatch. Mr. Kim has an A.B. in Economics from Harvard University and an M.B.A. from the Stanford Graduate School of Business.

Mr. Nabeel Bhanji (President) Nabeel Bhanji is a Senior Portfolio Manager in Elliott Investment Management L.P.’s London office. Prior to joining Elliott in 2012, Mr. Bhanji was a private equity investor at Apax Partners. Before that, he was an investment banker at Goldman Sachs. Mr. Bhanji has a B.A. in Philosophy, Politics and Economics from Oxford University and an M.B.A. from Harvard Business School. Mr Bhanji currently serves as member of the board of directors of Toshiba Corporation.

Mr. Steven Barg (Chief Financial Officer) Steven Barg is Global Head of Corporate Engagement at Elliott Investment Management L.P. Prior to joining Elliott in February of 2020, Mr. Barg was a Participating Managing Director at Goldman Sachs, from 2010 until 2019. From 2010 until 2012, Mr. Barg served as Co-head of Asian Equity Capital Markets in Hong Kong. In 2013, he returned to New York to establish what became the firm’s Activism and Shareholder Advisory practice, which he led globally until 2019. In addition, while at Goldman, Mr. Barg served on both the Asian and the Global Equity Commitments Committees and was Global Head of Diversity for the Investment Banking Division. Prior to joining Goldman Sachs, Mr. Barg ran first the Asian equity and then the integrated capital markets business for UBS in Hong Kong beginning in 2006. Prior to UBS, Mr. Barg also served as a managing director in Equity Capital Markets at Credit Suisse in New York and London. In total, Mr. Barg had a 30 year career in investment banking prior to joining Elliott. Mr. Barg currently serves as a member of the board of directors of Cardinal Health, Inc. since October 2022. Mr. Barg holds a B.A. from Wesleyan University and an M.B.A. from the Stanford Graduate School of Business. In addition, Mr. Barg was a Henry Luce Scholar in Hong Kong and a Coro Fellow in Public Affairs in New York.

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

Mr. Michael Capellas serves as a director as of the consummation of our initial public offering. Mr. Capellas has served as founder and Chief Executive Officer of Capellas Strategic Partners since November 2012. He served as Chairman of the Board of VCE Company, LLC from January 2011 until November 2012 and as Chief Executive Officer of VCE from May 2010 to September 2011. Mr. Capellas was the Chairman and Chief Executive Officer of First Data Corporation from September 2007 to March 2010. From November 2002 to January 2006, he served as Chief Executive Officer of MCI, Inc., previously WorldCom. From November 2002 to March 2004, he was also Chairman of the Board of WorldCom, and he continued to serve as a member of the board of directors of MCI until January 2006. Mr. Capellas left MCI as planned in early January 2006 upon its acquisition by Verizon Communications Inc. Previously, Mr. Capellas was President of Hewlett-Packard Company from May 2002 to November 2002. Before the merger of Hewlett-Packard and Compaq Computer Corporation in May 2002, Mr. Capellas was President and Chief Executive Officer of Compaq, a position he had held since July 1999, and Chairman of the Board of Compaq, a position he had held since September 2000. Mr. Capellas held earlier positions as Chief Information Officer and Chief Operating Officer of Compaq. Mr. Capellas also currently serves as the chairman of the board of directors of Flex Ltd., the chairman of the board of directors of Blue Yonder Group, Inc., the lead independent director of Cisco and is on the board of directors of The Beauty Health Company and OnSolve. He previously served as lead independent director of MuleSoft, Inc., ending in 2018. Mr. Capellas holds a B.B.A. from Kent State University.

Ms. Moira Kilcoyne serves as a director. Ms. Kilcoyne is a 30+ year technology and financial industry veteran. Moira retired from Morgan Stanley in early 2016 as the Co-Head of Global Technology and member of the Firm’s Management Committee. In her time with Morgan Stanley, Moira held a number of leadership positions. These included Global Co-CIO and Head of Technology for the Wealth and Investment Management organizations, where she was responsible for the overall Morgan Stanley Smith Barney Integration and Conversion efforts. She served as the COO of Global Operations, Technology and Data from 2008 to 2010 and International CIO based in London from 1996 to 2004. Her performance in mission critical roles eventually led to her serving as Global Co-CIO from 2013 to 2016. Kilcoyne began her career at IBM, where she served in multiple technical roles, before moving on to Morgan Stanley. She currently serves on the board of UK-based Quilter PLC., Arch Capital Group and is a member of the board of Governors of FINRA. Ms. Kilcoyne holds a B.S. from Manhattan College. We believe that Ms. Kilcoyne’s extensive global technology and operations experience, especially in the financial services industry make her well qualified to serve as a member of our board of directors.

Ms. Val Rahmani serves as a director as of the consummation of our initial public offering. Ms. Rahmani is a non-executive Director of the London Stock Exchange Group plc. She is also a non-executive Director of RenaissanceRe Holdings Ltd, a Bermuda-based reinsurance company. She is a non-executive Director of CTG Inc, a Nasdaq-listed Technology solutions company. Val is a non-executive Director of Entrust, a Minneapolis based private Trusted Identity company. From 2009-2012 Val served as Chief Executive Officer of Damballa, Inc., a venture capital-funded cybersecurity company headquartered in Atlanta, Georgia. Prior to this, Ms. Rahmani was with IBM in various managerial capacities for 28 years. Her last role with IBM was General Manager of IBM Internet Security Systems. Other IBM roles included General Manager of the $2.7 billion Global Technology Services business, head of the Sales and Services Strategy unit, General Manager of IBM’s $3.5 billion UNIX server business, General Manager of IBM’s Mobile business as well as serving as the Executive Assistant to Louis Gerstner, then Chairman and Chief Executive Officer, Ms. Rahmani holds an MA and a Doctor of Philosophy degree in Chemistry from Oxford University, England. We believe that Ms. Rahmani’s experience in executive roles and a background of leading global organizations in the technology industry make her well qualified to serve as a member of our board of directors.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. The term of office of the first class of directors, consisting of Moira Kilcoyne and Val Rahmani, will expire at our first general annual meeting. The term of office of the second class of directors, consisting of Michael Capellas, will expire at our second annual general meeting. The term of office of the third class of directors, consisting of Jesse Cohn and Gordon Singer, will expire at our third annual general meeting.

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

Director Independence

The rules of the NYSE require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship with the company which in the opinion of the company’s board of directors, could interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have five “independent directors” as defined in NYSE’s listing standards and applicable SEC rules. Our board of directors has determined that Michael Capellas, Moira Kilcoyne and Val Rahmani are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

Audit Committee

We have established an audit committee of the board of directors. Michael Capellas, Moira Kilcoyne and Val Rahmani serve as members of our audit committee. Our board of directors has determined that each of Michael Capellas, Moira Kilcoyne and Val Rahmani are independent. Val Rahmani serves as the chairman of the audit committee. Each member of the audit committee meets the financial literacy requirements of NYSE and our board of directors has determined that Val Rahmani qualifies as an “audit committee financial expert” as defined in the applicable SEC rules and has accounting or related financial management expertise.

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

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of our board of directors. The members of our nominating and corporate governance committee are Michael Capellas, Moira Kilcoyne and Val Rahmani. Moira Kilcoyne serves as chairman of the nominating and corporate governance committee. Our board of directors has determined that each of Michael Capellas, Moira Kilcoyne and Val Rahmani are independent.

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

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Michael Capellas, Moira Kilcoyne and Val Rahmani. Moira Kilcoyne serves as chairman of the compensation committee.

Our board of directors has determined that each of Michael Capellas, Moira Kilcoyne and Val Rahmani are independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

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

Operating Committee

We have established an operating committee of our board of directors. The members of our operating committee are Michael Capellas, Jesse Cohn and Gordon Singer. Michael Capellas serves as chairman of the operating committee.

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

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. You will be able to review this document by accessing our public filings at the SEC’s website at www.sec.gov and our website. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or NYSE rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Form S-1 or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:(1)

INDIVIDUAL	ENTITY	ENTITY’S BUSINESS	AFFILIATION
Jesse Cohn	Elliott Investment Management L.P. (2)	Investment Management	Managing Partner
	Elliott Opportunity I Corp.	Special Purpose Acquisition Company	Co-Chairman of the Board of Directors
	Cloud Software Group, Inc.	Technology	Director
	Ark Continuity	Technology	Director
	Travelport Worldwide Inc.	Technology	Director

Gordon Singer	Elliott Investment Management L.P. (2)	Investment Management	Managing Partner
	Elliott Opportunity I Corp.	Special Purpose Acquisition Company	Co-Chairman of the Board of Directors
	Barnes & Noble, Inc.	Specialty Retail	Director
	Ember Alpha Ltd.	Investment Holding Company	Director
	AC Milan	Sports	Director

David Kerko	Elliott Investment Management L.P. (2)	Investment Management	Head of North America Private Equity
	Elliott Opportunity I Corp.	Special Purpose Acquisition Company	Co-Chief Executive Officer
	Cubic Corporation	Technology	Director
	GlobalFoundries	Technology	Director

Isaac Kim	Evergreen Coast Capital (2) (3)	Private Equity	Senior Managing Director
	Elliott Opportunity I Corp.	Special Purpose Acquisition Company	Co-Chief Executive Officer
	Coveo	Technology	Director
	Dreambox Learning	Technology	Director
	Gigamon (4)	Technology	Director
	ScholarMatch	Non-Profit Organization	Director
	SonicWall	Technology	Director
	WorkForce Software	Technology	Director
	Removery	Consumer Services	Director
	YANA Ministry	Non-Profit Organization	Director

Nabeel Bhanji	Elliott Investment Management L.P. (2)	Investment Management	Senior Portfolio Manager
	Elliott Opportunity I Corp.	Special Purpose Acquisition Company	President
	Toshiba Corporation	Electronics	Director

INDIVIDUAL	ENTITY	ENTITY’S BUSINESS	AFFILIATION
Steven Barg	Elliott Investment Management L.P. (2)	Investment Management	Global Head of Corporate Engagement
	Elliott Opportunity I Corp.	Special Purpose Acquisition Company	Chief Financial Officer
	Cardinal Health, Inc.	Health Care	Director

Terry Kassel	Elliott Investment Management L.P. (2)	Investment Management	Head of Strategic Human Resources
	Elliott Opportunity I Corp.	Special Purpose Acquisition Company	Chief Strategy Officer
	Barnes & Noble, Inc.	Specialty Retail	Director
	Start-Up Nation Central Ltd.	Non-Profit Organization	Director
	The Paul E. Singer Foundation	Foundation	Director
	Jewish Funders Network	Non-Profit Organization	Director
	Jewish Food Society	Non-Profit Organization	Director

Michael Capellas	Capellas Strategic Partners	Private Equity	Founder/Chief Executive Officer
	Flex Ltd	Technology	Chairman of the Board
	Blue Yonder Group	Technology	Chairman of the Board
	Cisco	Technology	Lead Independent Director
	The Beauty Health Company	Beauty Health	Director
	OnSolve	Technology	Director

Moira Kilcoyne	Quilter PLC.	Wealth Management	Director
	Citrix Systems, Inc.	Technology	Director
	Arch Capital Group	Insurance	Director
	Hudson Valley Biomass	Agriculture	Owner
	Manhattan College	Higher Education	Trustee
	FINRA Board of Governors	Non-Profit Organization	Member

Val Rahmani	London Stock Exchange Group plc	Stock Exchange	Non-Executive Director
	RenaissanceRe Holdings Ltd	Insurance	Non-Executive Director
	Entrust Datacard	Technology	Non-Executive Director

(1)	Charles Phillips resigned as an independent director of the Board effective August 26, 2022.
(2)	Includes its funds, their respective portfolio companies and other affiliates.
(3)	Evergreen Coast Capital is the private equity affiliate of Elliott Investment Management L.P.
(4)	Includes its affiliated holding companies and investment entities.

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

We cannot assure you that any of the abovementioned conflicts will be resolved in our favor.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares available to us at March 15, 2023, with respect to our ordinary shares held by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•	each of our executive officers and directors; and

•	all our executive officers and directors, as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of March 15, 2023.

		Class A ordinary shares		Class B ordinary shares(2)
	Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Ordinary Shares
5% Shareholders:
Elliott Opportunity II Sponsor L.P.(2)(3)		—	—	14,960,000	98.2%	19.7%
Entities affiliated with Citadel Advisors LLC(4)		3,134,685	5.1%	—	—	4.1%
Entities affiliated with Naya Capital Management UK Ltd.(5)		5,000,000	8.2%	—	—	6.6%
Entities affiliated with Aristeia Capital, L.L.C.(6)		5,779,337	9.5%			7.6%
Directors and Officers(7)(8):
Michael Capellas(2)(9)		—	—	75,000	—	—
Moira Kilcoyne(2)(9)		—	—	75,000	*	*
Val Rahmani(2)(9)		—	—	75,000	*	*
All officers and directors as a group (10 individuals)		—	—	225,000	1.7%	*

*	Less than one percent.

(1)	The business address of each of the following entities and individuals is 360 S Rosemary Ave, 18th Floor, West Palm Beach, FL 33401.

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

(6)	Aristeia Capital, L.L.C. is the investment manager of, and has voting and investment control with respect to the shares described above held by, one or more private investment funds.

(7)	Graham Smith ceased to be a director of the Company effective December 29, 2022.

(8)	Charles Phillips ceased to be a director of the Company effective August 26, 2022.

(9)	Does not include any shares indirectly owned by this individual as a result of his or her indirect ownership interest in our sponsor.

Our initial shareholders beneficially own approximately 20% of the issued and outstanding ordinary shares. Prior to our initial business combination, only holders of our founder shares have the right to vote on the election of directors, and holders of a majority of our founder shares may remove a member of the board of directors for any reason. In addition, because of their ownership block, our initial shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions.

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

As of December 31, 2022, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

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

We currently maintain our executive offices at 360 S Rosemary Ave, 18th Floor, West Palm Beach, FL 33401. The cost for our use of this space is included in the fee of up to $10,000 per month that we pay to our sponsor for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees for professional services provided by our independent registered public accounting firm since inception through December 31, 2022 include :

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Audit Fees	$64,375	$114,235
Audit-Related Fees	$6,695	$14,000
Tax Fees	$—	$—
All Other Fees	$—	$—
Total Fees	$71,070	$128,235

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

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

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

March 15, 2023

Elliott Opportunity II Corp.

By:	/s/ Isaac Kim
Name: Isaac Kim
Title: Co-Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

NAME	POSITION	DATE

/s/ David Kerko David Kerko	Co-Chief Executive Officer (Principal Executive Officer and the Registrant’s authorized signatory in the United States)	March 15, 2023

/s/ Isaac Kim Isaac Kim	Co-Chief Executive Officer (Principal Executive Officer and the Registrant’s authorized signatory in the United States)	March 15, 2023

/s/ Steven Barg Steven Barg	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2023

/s/ Jesse Cohn Jesse Cohn	Co-Chairman of the Board	March 15, 2023

/s/ Gordon Singer Gordon Singer	Co-Chairman of the Board	March 15, 2023

/s/ Michael Capellas Michael Capellas	Director	March 15, 2023

/s/ Moira Kilcoyne Moira Kilcoyne	Director	March 15, 2023

/s/ Val Rahmani Val Rahmani	Director	March 15, 2023

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
ELLIOTT OPPORTUNITY II CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Elliott Opportunity II Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Elliott Opportunity II Corp. (the “Company”) as of December 31, 2022, the related statements of operations, shareholders’ deficit and cash flows for the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and the results of its operations and its cash flows for the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.
/s/ Marcum

LLP
Marcum

LLP
We have served as the Company’s auditor since 2021.
New York, NY
March
15, 2023

ELLIOTT OPPORTUNITY II CORP.
BALANCE SHEETS

	December 31,
	2022	2021
Assets
Current assets:
Cash	$356,174	$720,480
Prepaid expenses	428,561	856,416

Total Current Assets	784,735	1,576,896
Prepaid expenses—noncurrent	—	413,554
Investment held in Trust Account	618,545,624	609,610,629

TOTAL ASSETS	$619,330,359	$611,601,079

Liabilities and Shareholders’ Deficit
Current liabilities:
Accrued expenses	$44,635	$1,252,721
Due to related party	1,251,310	60,000

Total Current Liabilities	1,295,945	1,312,721
Deferred underwriters’ discount	21,332,500	21,332,500
Warrant liability	2,061,642	28,176,791

Total liabilities	24,690,087	50,822,012

Commitments and contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 60,950,000 at redemption value of approximately $10.15 and $10.00 at December 31, 2022 and 2021	618,545,624	609,500,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 60,950,000 shares subject to possible redemption) at December 31, 2022 and 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 15,237,500 issued and outstanding at December 31, 2022 and 2021	1,524	1,524
Additional paid-in capital	—	—
Accumulated deficit	(23,906,876)	(48,722,457)

Total Shareholders’ Deficit	(23,905,352)	(48,720,933)

Total Liabilities and Shareholders’ Deficit	$619,330,359	$611,601,079

The accompanying notes are an integral part of these financial statements.

ELLIOTT OPPORTUNITY II CORP.
STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the period from February 1, 2021 (Inception) to December 31,
	2022	2021
Formation and operating costs	$1,191,456	$2,026,369

Loss from operations	(1,191,456)	(2,026,369)
Other income:
Interest earned on investment held in Trust Account	8,934,995	112,192
Interest earned on cash held in bank account	2,517	—
Offering costs allocated to warrants	—	(1,053,836)
Fair value in excess of proceeds from sale of private warrants	—	(188,584)
Change in fair value of warrant liability	26,115,149	6,054,272

Total other income, net	35,052,661	4,924,044

Net income	$33,861,205	$2,897,675

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption	60,950,000	33,577,246

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.44	$0.06

Weighted average shares outstanding, Class B ordinary shares	15,237,500	15,237,500

Basic and diluted net income per share, Class B ordinary shares	$0.44	$0.06

The accompanying notes are an integral part of these financial statements.

ELLIOTT OPPORTUNITY II CORP.
STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM FEBRUARY 1, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A Ordinary Share		Class B Ordinary Share		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of February 1, 2021	—	$—	—	$—	$—	$—	$—
Class B Ordinary Shares Issued to Sponsor	—	—	15,237,500	1,524	23,476	—	25,000
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(23,476)	(51,620,132)	(51,643,608)
Net income	—	—	—	—	—	2,897,675	2,897,675

Balance as of December 31, 2021	—	—	15,237,500	1,524	—	(48,722,457)	(48,720,933)
Change in value of ordinary shares subject to redemption	—	—	—	—	—	(9,045,624)	(9,045,624)
Net income	—	—	—	—	—	33,861,205	33,861,205

Balance as of December 31, 2022	—	$—	15,237,500	$1,524	$—	$(23,906,876)	$(23,905,352)

The accompanying notes are an integral part of these financial statements.

ELLIOTT OPPORTUNITY II CORP.
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	For the period from February 1, 2021 (Inception) to December 31,
	2022	2021
Cash flows from operating activities:
Net income	$33,861,205	$2,897,675
Adjustments to reconcile net income to net cash used in operating activities:
Formation cost paid by Sponsor	—	12,267
Interest earned on marketable securities held in Trust Account	(8,934,995)	(110,629)
Offering costs allocated to warrants	—	1,053,837
Fair value in excess of proceed from sale of private warrants	—	188,584
Change in fair value of warrant liability	(26,115,149)	(6,054,272)
Changes in operating assets and liabilities:
Prepaid expense	841,409	(856,416)
Other assets	—	(413,554)
Accrued expenses	(1,208,086)	672,221
Due to related party	1,191,310	60,000

Net cash used in operating activities	(364,306)	(2,550,287)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(609,500,000)

Net cash used in investing activities	—	(609,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discount	—	597,310,000
Proceeds from sale of Private Placements Warrants	—	16,190,000
Payment of promissory note	—	(286,377)
Payment of offering costs	—	(442,856)

Net cash provided by financing activities	—	612,770,767

Net change in cash	(364,306)	720,480
Cash, beginning of period	720,480	—

Cash, end of the period	$356,174	$720,480

Supplemental disclosure of cash flow information:
Remeasurement of carrying value to redemption value	$9,045,624	$51,643,608

Deferred underwriters’ discount payable charged to additional paid-in capital	$—	$21,332,500

Accrued offering costs	$—	$580,500

Initial measurement of Public Warrants	$—	$17,852,479

Initial measurement of Private Warrants	$—	$16,378,584

Initial classification of Class A ordinary shares subject to redemption	$—	$591,647,521

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
As of December 31, 2022, the Company had not commenced any operations. All activity for the period from February 1, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and investments held in the Trust Account from the proceeds derived from the Initial public offering (as defined below). The Company has selected December 31 as its fiscal year end.
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
Liquidity and Capital Resources
As of December 31, 2022 and 2021 the Company had $356,174 and $720,480 in cash, respectively, and ($511,210) and $264,175 in working capital, respectively. As of December 31, 2022 and 2021, $8,934,995 and $112,192, respectively, of the amount on deposit in investment held in the Trust Account represented interest income.
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
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).
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
Use of Estimates
The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.
Investment Held in Trust Account
As of December 31, 2022, investment in the Company’s Trust Account consisted of cash of $1,051 and U.S. Treasury Securities of $ 618,143,315 with a maturity date of March 30, 2023. As of December 31, 2021, investment in the Company’s Trust Account consisted of cash of $1,396 and U.S. Treasury Securities of $609,609,233 which matured on March 31, 2022. The Company classifies its U.S. Treasury Securities as held-to-maturity
in accordance with FASB ASC Topic 320 “Investments – Debt and Equity Securities”.
Held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.
The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on December 31, 2022 are as follows :

	Carrying Value as of December 31, 2022	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2022
Cash	$1,051	$—	$—	$1,051
U.S. Treasury Securities	618,143,315	401,259	—	618,544,573

	$618,144,365	$401,259	$—	$618,545,624

The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on December 31, 2021 are as follows:

	Carrying Value as of December 31, 2021	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
Cash	$1,396	$—	$—	$1,396
U.S. Treasury Securities	609,609,233	—	(30,488)	609,578,745

	$609,610,629	$—	$(30,488)	$609,580,141

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
redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at December 31, 2022 and 2021, all of the Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.
The Class A ordinary shares subject to possible redemption reflected on the balance sheet as of December 31, 2022 and 2021 is reconciled in the following table :

Gross Proceeds from IPO	$609,500,000
Less:
Proceeds allocated to public warrants	(17,852,479)
Class A ordinary shares issuance costs	(33,791,129)
Plus:
Remeasurement of carrying value to redemption value	51,643,608

Class A ordinary shares subject to possible redemption, December 31, 2021	$609,500,000
Remeasurement of carrying value to redemption value	9,045,624

Class A ordinary shares subject to possible redemption, December 31, 2022	$618,545,624

Net Income per Ordinary Share
The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the outstanding warrants to purchase 26,030,833 Class A ordinary shares in the calculation of diluted income per share for the year ended December 31, 2022, since their exercise is contingent upon future events. There were no outstanding warrants during the period February 1, 2021 (Inception) to December 31, 2021. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods. The tables below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary share:

	For the Year Ended December 31, 2022		For the period from February 1, 2021 (Inception) to December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$27,088,964	$6,772,241	$1,993,167	$904,508
Denominator:
Weighted-average shares outstanding	60,950,000	15,237,500	33,577,246	15,237,500
Basic and diluted net income per share	$0.44	$0.44	$0.06	$0.06

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
See Note 7 for additional information on assets and liabilities measured at fair value .
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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2022 and 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
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
Promissory Note — Related Party
On February 1, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial public offering. These loans are non-interest
bearing, unsecured and are due at the earlier of December 31, 2021 or the closing of the Initial public offering. The Company had borrowed $286,377 under the promissory note and it repaid the Sponsor in full on July 23, 2021. As of December 31, 2022 and 2021, the note is no longer available to be drawn upon.
Working Capital Loans
In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-business combination company at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.
Due to Related Party
As of December 31, 2022 and 2021, the Company has $1,251,310 and $60,000 as due to a related party recorded on the balance sheets, respectively. The Company accrues the monthly administrative fees as a due to related party. As of December 31, 2022 and 2021, the Company accrued $120,000 and $60,000, respectively, related to administrative fees. Additionally, during the year ended December 31, 2022, the Sponsor paid certain expenses on the Company’s behalf in the amount of $1,071,310.
Administrative Service Fee
We pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our founding team. Upon completion of the initial Business Combination or our liquidation, we will cease paying such monthly fees. For the year ended December 31, 2022, $120,000 in administrative fee expense was incurred by the Company and accrued as due to related party. For the period from February 1, 2021 (Inception) to December 31, 2021 $60,000 in administrative fee expense was incurred by the Company and accrued as due to related party.
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
Note 7 — Fair Value Measurements
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and Investments Held in Trust Account	$618,545,624	$618,545,624	$—	$—
	$618,545,624	$618,545,624	$—	$—
Liabilities:
Public Warrants Liability	$1,206,810	$1,206,810	$—	$—
Private Placement Warrants Liability	854,832	—	854,832	—
	$2,061,642	$1,206,810	$854,832	$—
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
The Company established the initial fair value of the Public Warrants on July 1, 2021, the date of the Company’s Initial Public Offering, using an Option Pricing Method, incorporating a barrier option simulation through a modified Black Scholes framework, and as of December 31, 2022 and 2021 by using the associated trading price of the Public Warrants. The Company established the initial fair value of the Private Placement Warrants on July 1, 2021 and December 31, 2021 by using a Black-Scholes option pricing method. As of December 31, 2022, the Private Placement Warrants were valued using the associated trading price of the Public Warrants. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. The Public Warrants were subsequently classified as Level 1 as of December 31, 2021, following their detachment, subsequent valuations are based upon the trading price of the Public Warrants. As of December 31, 2022, the Private Placement Warrants were transferred to a Level 2, as the Private Placement Warrants are being valued using the associated observable market of the Public Warrants.
The key inputs into the Black Scholes option pricing methods for the Private Warrants were as follows :

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
During the period ended December 31, 2022 the Private Warrants were transferred from a Level 3 to a Level 2 in the amount of $1,726,933. The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs is summarized as follows for the period ended December 31, 2022.

Warrant Liabilities
Fair Value as of December 31, 2021	$11,872,666
Change in fair value of Warrants	(10,145,733)
Transfer of Private Placement Warrants to Level 2	(1,726,933)
Fair Value as of December 31, 2022	$—
Note 8 — Shareholders’ Deficit
Preferred Shares
— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no preference shares issued and outstanding.
Class
 A Ordinary Shares
 — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At December 31, 2022 and 2021, there were no shares issued and outstanding, excluding 60,950,000 shares subject to possible redemption.
Class
 B Ordinary Shares
 — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary shares. As of December 31, 2022 and 2021, there were 15,237,500 shares of Class B ordinary shares issued or outstanding.
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
Note 9 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.