Form 10-Q
period 2023-03-31
Elliott Opportunity II Corp.
filed 2023-05-11
CIK 1843862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
As of May 10, 2023,
60,950,000 Class A ordinary shares, par value $0.0001 per share, and 15,237,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

ELLIOTT OPPORTUNITY II CORP.

Form 10-Q

For the Quarter Ended March 31, 2023

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
ELLIOTT OPPORTUNITY II CORP.
CONDENSED BALANCE SHEETS

	March 31, 2023 (Unaudited)	December 31, 2022
Assets
Current assets:
Cash	$216,824	$356,174
Prepaid expenses	279,031	428,561

Total Current Assets	495,855	784,735
Investment held in Trust Account	625,163,280	618,545,624

TOTAL ASSETS	$625,659,135	$619,330,359

Liabilities and Shareholders’ Deficit
Current liabilities:
Accrued expenses	$111,970	$44,635
Due to related party	1,281,310	1,251,310

Total Current Liabilities	1,393,280	1,295,945
Deferred underwriters’ discount	21,332,500	21,332,500
Warrant liability	1,980,947	2,061,642

Total liabilities	24,706,727	24,690,087

Commitments and contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 60,950,000 at redemption value of $10.26 and $10.15 at March 31, 2023 and December 31, 2022, respectively	625,163,280	618,545,624
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 60,950,000 shares subject to possible redemption) at March 31, 2023 and December 31, 2022	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 15,237,500 issued and outstanding at March 31, 2023 and December 31, 2022	1,524	1,524
Additional paid-in capital	—	—
Accumulated deficit	(24,212,396)	(23,906,876)

Total Shareholders’ Deficit	(24,210,872)	(23,905,352)

Total Liabilities and Shareholders’ Deficit	$625,659,135	$619,330,359

The accompanying notes are an integral part of these unaudited condensed financial statements.

ELLIOTT OPPORTUNITY II CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Formation and operating costs	$387,351	$426,919

Loss from operations	(387,351)	(426,919)
Other income:
Interest earned on investment held in Trust Account	6,617,656	48,767
Interest earned on cash held in bank account	1,136	270
Change in fair value of warrant liability	80,695	12,545,861

Total other income, net	6,699,487	12,594,898

Net income	$6,312,136	$12,167,979

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption	60,950,000	60,950,000

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.08	$0.16

Weighted average shares outstanding, Class B ordinary shares	15,237,500	15,237,500

Basic and diluted net income per share, Class B ordinary shares	$0.08	$0.16

The accompanying notes are an integral part of these unaudited condensed financial statements.

ELLIOTT OPPORTUNITY II CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Ordinary shares		Class B Ordinary shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of January 1, 2023	—	$—	15,237,500	$1,524	$—	$(23,906,876)	$(23,905,352)
Change in value of ordinary shares subject to redemption	—	—			—	(6,617,656)	(6,617,656)
Net income	—	—	—	—	—	6,312,136	6,312,136

March 31, 2023	—	$—	15,237,500	$1,524	$—	$(24,212,396)	$(24,210,872)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Ordinary shares		Class B Ordinary shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of January 1, 2022	—	$—	15,237,500	$1,524	$—	$(48,722,457)	$(48,720,933)
Net income	—	—	—	—	—	12,167,979	12,167,979

March 31, 2022	—	$—	15,237,500	$1,524	$—	$(36,554,478)	$(36,552,954)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ELLIOTT OPPORTUNITY II CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$6,312,136	$12,167,979
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(6,617,656)	(48,767)
Change in fair value of warrant liability	(80,695)	(12,545,861)
Changes in operating assets and liabilities:
Prepaid expense	149,530	221,068
Accrued expenses	67,335	(1,768)
Due to related party	30,000	30,000

Net cash used in operating activities	(139,350)	(177,349)

Net change in cash	(139,350)	(177,349)
Cash, beginning of period	356,174	720,480

Cash, end of the period	$216,824	$543,131

Supplemental disclosure of cash flow information:
Remeasurement of carrying value to redemption value	$6,617,656	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

ELLIOTT OPPORTUNITY II CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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
As of March 31, 2023, the Company had not commenced any operations. All activity for the period from February 1, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and investments held in the Trust Account from the proceeds derived from the Initial public offering (as defined below). The Company has selected December 31 as its fiscal year end.
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

Liquidity and Capital Resources
As of March 31, 2023 and December 31, 2022 the Company had $216,824 and $356,174 in cash, respectively, and $897,425 and $511,210 in working capital deficit, respectively. As of March 31, 2023 and December 31, 2022, $15,663,280 and $9,045,624
, respectively, of the amount on deposit in investment held in the Trust Account represented interest income.
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
Article10
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
filed with the SEC on March 16, 2023.
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
Use of Estimates
The preparation of the condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.
Investment Held in Trust Account
As of March 31, 2023, investment in the Company’s Trust Account consisted of cash of $506 and U.S. Treasury Securities of $624,944,544 which matured April 17, 2023. As of December 31, 2022, investment in the Company’s Trust Account consisted of cash of $1,051 and U.S. Treasury Securities of $618,143,315 with a maturity date of March 30, 2023. The Company classifies its U.S. Treasury Securities as held-to-maturity
in accordance with FASB ASC Topic 320 “Investments – Debt and Equity Securities”.
Held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on March 31, 2023 are as follows:

	Carrying Value as of March 31, 2023	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of March 31, 2023
Cash	$506	$—	$—	$506
U.S. Treasury Securities	624,944,544	218,229	—	625,162,774

	$624,945,051	$218,229	$—	$625,163,280

The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on December 31, 2022 are as follows:

	Carrying Value as of December 31, 2022	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2022
Cash	$1,051	$—	$—	$1,051
U.S. Treasury Securities	618,143,315	401,259	—	618,544,573

	$618,144,365	$401,259	$—	$618,545,624

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
redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at March 31, 2023 and December 31, 2022, all of the Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Class A ordinary shares subject to possible redemption reflected on the balance sheet as of March 31, 2023 and December 31, 2022 is reconciled in the following table:

Gross Proceeds from IPO	$609,500,000
Less:
Proceeds allocated to public warrants	(17,852,479)
Class A ordinary shares issuance costs	(33,791,129)
Plus:
Remeasurement of carrying value to redemption value	60,689,232

Class A ordinary shares subject to possible redemption, December 31, 2022	$618,545,624

Remeasurement of carrying value to redemption value	6,617,656

Class A ordinary shares subject to possible redemption, March 31, 2023	$625,163,280

Net Income per Ordinary Share
The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the outstanding warrants to purchase 26,030,833 Class A ordinary shares in the calculation of diluted income per share for the three months ended March 31, 2023 and 2022, since their exercise is contingent upon future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods. The tables below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary share:

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$5,049,709	$1,262,427	$9,734,383	$2,433,596

Denominator:
Weighted-average shares outstanding	60,950,000	15,237,500	60,950,000	15,237,500

Basic and diluted net income per share	$0.08	$0.08	$0.16	$0.16
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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

The initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the date of the consummation of the initial Business Combination, or (ii) subsequent to the initial Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions,
share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30
 trading day period commencing at least
150 days after the initial Business Combination, or (y) the date on which the Company complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the public shareholders having the right to exchange their ordinary shares for cash, securities or other property.
Promissory Note — Related Party
On February 1, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial public offering. These loans are non-interest
bearing, unsecured and are due at the earlier of December 31, 2021 or the closing of the Initial public offering. The Company had borrowed $286,377 under the promissory note and it repaid the Sponsor in full on July 23, 2021. As of March 31, 2023 and December 31, 2022, the note is no longer available to be drawn upon.
Working Capital Loans
In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-business combination company at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.
Due to Related Party
As of March 31, 2023 and December 31, 2022, the Company has $1,281,310 and $1,251,310 as due to a related party recorded on the condensed balance sheets, respectively. The Company accrues the monthly administrative fees as a due to related party. As of March 31, 2023 and December 31, 2022, the Company accrued $30,000 and $120,000, respectively, related to administrative fees. Additionally, during the year ended December 31, 2022, the Sponsor paid certain expenses on the Company’s behalf in the amount of $1,071,310.
Administrative Services Agreement
We pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our founding team. Upon completion of the initial Business Combination or our liquidation, we will cease paying such monthly fees. For the three ended March 31, 2023, $30,000 in administrative fee expense was incurred by the Company and accrued as due to related party, respectively. For the three months ended March 31, 2022, $30,000 in administrative fee expense was incurred by the Company.
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

Underwriting Agreement
The underwriter had
a 45
-day option from the date of the IPO to purchase up to an aggregate of
7,950,000 additional Units at the public offering price less the underwriting commissions to cover over-allotments, if any. On July 1, 2021, the underwriter fully exercised its over-allotment option.
The underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Public offering, or $ 21,332,500 in the aggregate. The deferred fee will be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.
Note 7 — Fair Value Measurements
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and Investments Held in Trust Account	$625,163,280	$625,163,280	$—	$—

	$625,163,280	$625,163,280	$—	$—

Liabilities:
Public Warrants Liability	$1,159,574	$1,159,574	$—	$—
Private Placement Warrants Liability	821,373	—	821,373	—

	$1,980,947	$1,159,574	$821,373	$—

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
The Company established the initial fair value of the Public Warrants on July 1, 2021, the date of the Company’s Initial Public Offering, using an Option Pricing Method, incorporating a barrier option simulation through a modified Black Scholes framework, and as of March 31, 2023 and December 31, 2022 by using the associated trading price of the Public Warrants. The Company established the initial fair value of the Private Placement Warrants on July 1, 2021 and December 31, 2021 by using a Black-Scholes option pricing method. As of March 31, 2023, the Private Placement Warrants were valued using the associated trading price of the Public Warrants. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. The Public Warrants were subsequently classified as Level 1 as of December 31, 2021, following their detachment, subsequent valuations are based upon the trading price of the Public Warrants. As of March 31, 2023, the Private Placement Warrants were transferred to a Level 2, as the Private Placement Warrants are being valued using the associated observable market of the Public Warrants.
Note 8 — Shareholders’ Deficit
Preferred Shares
 — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2023 and December 31, 2022, there were no preference shares issued and outstanding.
Class
 A Ordinary Shares
 — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At March 31, 2023 and December 31, 2022, there were no shares issued and outstanding, excluding 60,950,000 shares subject to possible redemption.
Class
 B Ordinary Shares
 — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary shares. As of March 31, 2023 and December 31, 2022, there were 15,237,500 shares of Class B ordinary shares issued or outstanding.
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

Results of Operations

All activity for the period from February 1, 2021 (inception) through March 31, 2023 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination candidate. Except as set forth in the immediately preceding sentence, we have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest.

We generate non-operating income in the form of interest income on cash from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had net income of $6,312,136. This consisted of interest income from investment in Trust Account and cash of $6,617,656, interest income from bank of $1,136 and gain from change in fair market value of warrants of $80,695, offset by formation and operating costs of $387,351.

For the three months ended March 31, 2022, we had net income of $12,167,979, which consisted of formation and operating costs of $426,919 offset by interest income from investment in Trust Account of $48,767, interest income from bank of $270 and gain from change in fair market value of warrants of $12,545,861.

Liquidity and Capital Resources

As of March 31, 2023 and December 31, 2022 the Company had $216,824 and $356,174 in cash, respectively, and $897,425 and $511,210 in working capital deficit, respectively. As of March 31, 2023 and December 31, 2022, $15,663,280 and $9,045,624, respectively, of the amount on deposit in investment held in the Trust Account represented interest income.

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

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities other than deferred underwriting fee of $21,332,500, warrant liabilities of $1,980,947 as of March 31, 2023 and amounts owed to our Sponsor for administrative services of $210,000 as of March 31, 2023.

Administrative Services Agreement

We pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our founding team. Upon completion of the initial Business Combination or our liquidation, we will cease paying such monthly fees. For the three months ended March 31, 2023, $30,000 in administrative fee expense was incurred by the Company and accrued as due to related party. For the three months ended March 31, 2022, we incurred a total of $30,000 in administrative services.

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

Ordinary Shares Subject to Possible Redemption

All of the Class A Ordinary Shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s charter. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at March 31, 2023 and December 31, 2022, all of the Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balancesheetascurrent or non-current based onwhetheror not net-cash settlement orconversionofthe instrument could be required within 12 months of the balance sheet date.

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

We are a smaller reporting company as definedbyRule12b-2ofthe Exchange Act and are not required to provide the information otherwise required under this item.

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

Under the supervision and with the participation of our co-chief executive officers and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended March 31, 2023, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report, due to a (i) need to reclassify warrants and (ii) misapplication of accounting guidance for complex financial instruments and accruals.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our Annual Form 10-K filed with the SEC on March 16, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

Dated: May 10, 2023